Form 10QSB
period 2008-01-31
Axius Inc.
filed 2008-03-03
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-147276

Axius Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

128 Seagull Ave. Baybreeze Exec Village, Taguig City, Philippines
(Address of principal executive offices)

63 922 8480789
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of January 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of January 31, 2008;

F-2	Statements of Operations for the three months ended January 31, 2008 and period from September 18, 2007 (Inception) to January 31, 2008;

F-3	Statements of Stockholders’ Equity for period from September 18, 2007 (Inception) to January 31, 2008;

F-4	Statements of Cash Flows for the three months ended January 31, 2008 and period from September 18, 2007 (Inception) to January 31, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of January 31, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-

Additional paid-in capital	40,850
Deficit accumulated during the development stage	(41,000)
Total stockholders’ equity	2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended January 31, 2008
Period from September 18, 2007 (Inception) to January 31, 2008

	Three Months Ended January 31, 2008	Period from September 18, 2007 (Inception) to January 31, 2008
Revenues	$-0-	$-0-

Expenses :
Professional fees	37,000	41,000

Net Loss	$(37,000)	$(41,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS, I NC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from September 18, 2007 (Inception) to January 31, 2008

	Common stock Shares Amount		Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the three months ended January 31, 2008	-	-	-	(37,000)	(37,000)
Balance, January 31, 2008	2,150,000	$2,150	$40,850	$(41,000)	$2,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended January 31, 2008
Period from September 18, 2007 (Inception) to January 31, 2008

	Three Months Ended January 31, 2008	Period From September 18, 2007 (Inception) to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,000)	$(41,000)
Change in non-cash working capital items
Prepaid expenses	2,000	(2,000)

CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	43,000
NET INCREASE (DECREASE) IN CASH	(35,000)	0

Cash, beginning of period	35,000	0
Cash, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

AXIUS, Inc. (“Axius”) is a development stage company and was incorporated in Nevada on September 18, 2007.  The Company is developing a wind-powered boiler.  Axius operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2008 the Company had $0 of cash.

Fair Value of Financial Instruments

Axius’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Axius does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at January 31, 2008 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after the Company’s quarter-end.

NOTE 3 – INCOME TAXES

For the period ended January 31, 2008, Axius has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $41,000 at January 31, 2008, and will begin to expire in the year 2027.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$14,000
Valuation allowance	(14,000)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Axius has limited working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Axius to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of developing, manufacturing, and selling wind and solar powered boilers specifically for use as energy-efficient heating systems (our "Product"). Our Product consists of three main components:  a wind generator, a solar generator, and an electric boiler. The wind generator can be used autonomously to power our electric boiler or in parallel with the solar generator to power the electric boiler. We are currently early in the process of designing and developing our wind and solar powered boiler at our operations office in the Philippines.  Our Product is not yet ready for commercial sale.  When we are satisfied that our Product will compete effectively in the Asian Boiler Industry by being the most efficient in terms of heating capability and energy usage, we will begin the manufacture and distribution of the Product to home improvement merchants throughout Asia.

Asia’s rising demand for renewable and environmentally friendly energy sources in the face of the rising cost of electricity combined with the projected expansion of the Asian Boiler Industry has resulted in what we anticipate will be a highly receptive potential market for our Product.  Our Product consists of three main components:  a wind generator, a solar generator, and an electric boiler. The wind generator can be used autonomously or in parallel with the solar generator to power our electric boiler. We are currently early in the process of designing and developing our wind and solar-powered boiler at our operations office in the Philippines. All of the raw materials related to the wind/solar powered boiler are available through the public marketplace.

Our Product is being designed to be installed in individual homes and apartment buildings, initially in China, and later in other Asian countries. The boiler will use electric-powered heating coils inside a container filled with a thermally conductive medium, such as water, oil, or gas, to heat the medium to high temperatures. The heated medium will then be transported throughout the building via pipes within the walls or floor. Heat will radiate from the pipes into the living space to provide a comfortable temperature for the occupants.

The electricity to run the boiler will be generated by a windmill and a solar panel installed on the top of the building. The use of both alternative power sources reduces the risk that there will not be enough electricity generated to power the boiler. In most developed areas, other sources of electricity will kick in if there is no wind or sun to generate electricity, but in less-developed areas, there may be no other source of electricity available.

The diagram below shows how our Product will work to generate heat and hot water for a house or other residential building:

Our Product works as follows: The solar panels (1) collect sun rays and convert the thermal energy into electricity through PVs. At the same time, the windmill (2) is collecting wind power and converting the mechanical energy into electricity through an internal generator. The electricity is transmitted via electrical lines (3) to the boiler and powers heating coils (4) inside the boiler (5) that raise the temperature of the heating medium. The heated medium is then transmitted through pipes (6) that run throughout the building. Heat radiates from the pipes to raise the air temperature of the building. Future versions of our Product may include water conduits (7) that run through the boiler, so that the thermal energy in the boiler can be utilized to generate hot water for household uses.

Plan of Operation in The Next Twelve Months

Product Development

We intend to continue to develop and refine our Product over the coming months.  Specifically, we will continue to focus on enhancing the product's quality and reducing costs in this process during the next twelve months.  We are currently conducting experiments to improve our product quality and cost.  These experiments include testing different sizes and power scales, testing all varieties of components, including different wind generators and solar generators, in order to employ the most efficient combination of components, and we are reducing cost by using the lowest price components available on the market if they pass our quality tests. We are also researching the benefits of adding more components to further improve our product.

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Production of our wind/solar powered boiler does not require any special facilities or equipment.  All of the raw materials related to the wind/solar powered boiler are available through the public marketplace.

Sales and distribution Strategy

Our goal is for our wind/solar powered boiler to become a leading product in the Asian marketplace.  In order to achieve our goal, we intend to increase awareness of our product with potential customers.  We intend to do this by engaging in the following:

•
Attending national and regional home improvement and home construction promotional events and conferences.  There are events and conferences managed by regional and central institutions and organizations to promote advanced home improvement.  We plan to attend a number of events attended by home improvement merchants and home builders in order to further expose our product.  These events will include home improvement products trade meetings and promotional events that are attended by home improvement related wholesalers and retailers and related seminars and conferences.

•
Developing direct marketing programs to attract retailers.  In addition to attending the foregoing conferences and seminars, we intend to market directly to retailers.  Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
Promoting to the public through internet-based and traditional media advertising.  We intend to use internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.

Sales Personnel

In the short term, we intend to use the services of our management to sell our products.  As our product approaches the manufacturing stage, however, we plan to employ salesmen in China to promote and sell our product to their local home improvement stores and home builders.  These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.  We expect to pay such sales representatives on a commission basis.  In addition, we may decide to pay each sales representative a base salary.  We expect to provide service and support to our sales representatives, including advertising and sales materials.  These sales representatives will have construction experience, and we will provide training on how to install our product.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

•
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting home improvement equipment resellers, homebuilders, and other construction contractors in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

•
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

•
Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Three Months Ended January 31, 2008 and Period from September 18, 2007 (Date of Inception) until January 31, 2008

We generated no revenue for the period from September 18, 2007 (Date of Inception) until January 31, 2008. Our Operating Expenses during the three months ended January 31, 2008 were $37,000 and out Operating Expenses for the period from September 18, 2007 (Date of Inception) to January 31, 2008 were $41,000. For both periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $37,000 for the three months ended January 31, 2008, and $41,000 for the period from September 18, 2007 (Date of Inception) until January 31, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2008, we had total current assets of $2,000, consisting of Prepaid Expenses in the amount of $2,000. We had no current liabilities as of January 31, 2008. Thus, we have working capital of $2,000 as of January 31, 2008.

Operating activities used $43,000 in cash for the period from September 18, 2007 (Date of Inception) until January 31, 2008. Our net loss of $41,000 was the major basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until January 31, 2008 generated $43,000 in cash during the period.

As of January 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products.  These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Geraldine Gugol.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axius Inc.

Date:	Ferbuary 21, 2008

By: /s/Geraldine Gugol Geraldine Gugol Title: Chief Executive Officer and Director