Form 10-K
period 2008-10-31
Axius Inc.
filed 2009-01-21
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-147276

Axius, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 Seagull Ave. Baybreeze Exec Village Taguig City, Philippines	________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 63 922 8480789

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of October 31, 2008.

TABLE OF CONTENTS

 PART I
Item 1.   Business

Company Overview

We were incorporated on September 18, 2007, in the State of Nevada for the purpose of developing, manufacturing, and selling wind and solar powered boilers specifically for use as heating systems.

Business of Company

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

Boilers

A boiler is a closed vessel in which water or other fluid is heated under pressure. The heated or vaporized fluid exits the boiler for use in various processes or heating applications. Construction of boilers is mainly limited to carbon steel, stainless steel, and cast iron. The source of heat for a boiler is usually combustion of any of several fuels, such as wood, coal, oil, or natural gas. Electric boilers use resistance or immersion type heating elements to heat the water to a useful temperature.

The goal of a boiler is to make the heat flow as completely as possible from the heat source to the water. Most boilers heat water until it boils, and then the steam is used at saturation temperature (i.e., saturated steam). Superheated steam boilers boil the water and then further heat the steam in a superheater. Some superheaters are radiant type (absorb heat by radiation), others are convection type (absorb heat via a fluid i.e. gas) and some are a combination of the two. So whether by convection or radiation the extreme heat in the boiler furnace/flue gas path will also heat the superheater steam piping and the steam within as well. It is important to note that while the temperature of the steam in the superheater is raised, the pressure of the steam is not. The process of superheating steam is most importantly designed to remove all moisture content from the steam to prevent damage to the turbine blading and/or associated piping.

Hydronic boilers are typically used in generating heat for residential uses. They are the typical power plant for central heating systems fitted to houses in northern Europe (where they are commonly combined with domestic water heating), as opposed to the forced-air furnaces or wood burning stoves more common in North America. The hydronic boiler operates by way of heating water/fluid to a preset temperature (or sometimes in the case of single pipe systems, until it boils and turns to steam) and circulating that fluid or steam throughout the home by way of radiators, baseboard heaters or through the floors. The fluid can be heated by any means, but in built-up areas where piped gas is available, natural gas is currently the most economical and therefore the common choice. The fluid is in an enclosed system and circulated throughout by means of a motorized pump. Most modern systems are fitted with condensing boilers for greater efficiency.

Most boilers now depend on mechanical draft equipment rather than natural draft. This is because natural draft is subject to outside air conditions and temperature of flue gases leaving the furnace, as well as the chimney height. All these factors make proper draft hard to attain and therefore make mechanical draft equipment much more economical.

There are three types of mechanical draft:

Induced draft: This is obtained one of three ways, the first being the "stack effect" of a heated chimney, in which the flue gas is less dense than the ambient air surrounding the boiler. The more dense column of ambient air forces combustion air into and through the boiler. The second method is through use of a steam jet. The steam jet oriented in the direction of flue gas flow induces flue gasses into the stack and allows for a greater flue gas velocity increasing the overall draft in the furnace. This method was common on steam driven locomotives which could not have tall chimneys. The third method is by simply using an induced draft fan (ID fan) which sucks flue gases out of the furnace and up the stack. Almost all induced draft furnaces have a negative pressure.

Forced draft: Draft is obtained by forcing air into the furnace by means of a fan (FD fan) and ductwork. Air is often passed through an air heater; which, as the name suggests, heats the air going into the furnace in order to increase the overall efficiency of the boiler. Dampers are used to control the quantity of air admitted to the furnace. Forced draft furnaces usually have a positive pressure.

Balanced draft: Balanced draft is obtained through use of both induced and forced draft. This is more common with larger boilers where the flue gases have to travel a long distance through many boiler passes. The induced draft fan works in conjunction with the forced draft fan allowing the furnace pressure to be maintained slightly below atmospheric.

Wind Power

Wind power is the conversion of wind energy into more useful forms of energy, such as electricity, using wind turbines. At the end of 2006, worldwide capacity of wind powered generators was 74,223 megawatts. Globally, wind power generation more than quadrupled between 2000 and 2006; however, wind power currently produces just over 1% of world-wide electricity.

Wind power is most often captured by converting the rotation of turbine blades into electrical current by means of an electrical generator. Wind energy is plentiful, renewable, widely distributed, clean, and reduces toxic atmospheric and greenhouse gas emissions if used to replace fossil-fuel-derived electricity. The intermittency of wind seldom creates problems when using wind power at low to moderate penetration levels. There is an estimated 50 to 100 times more wind energy than plant biomass energy available on Earth. Most of this wind energy can be found at high altitudes where continuous wind speeds of over 160 km/h (100 mph) occur.

The power in the wind can be extracted by allowing it to blow past moving wings that exert torque on a rotor. The amount of power transferred is directly proportional to the density of the air, the area swept out by the rotor, and the cube of the wind speed. The mass flow of air that travels through the swept area of a wind turbine varies with the wind speed and air density. Because so much power is generated by higher wind speed, much of the average power available to a windmill comes in short bursts. As a general rule, wind generators are practical where the average wind speed is 10 mph (16 km/h or 4.5 m/s) or greater. An ideal location would have a near constant flow of non-turbulent wind throughout the year and would not suffer too many sudden powerful bursts of wind. An important turbine siting factor is access to local demand or transmission capacity. The wind blows faster at higher altitudes because of the reduced influence of drag of the surface (sea or land) and the reduced viscosity of the air. The increase in velocity with altitude is most dramatic near the surface and is affected by topography, surface roughness, and upwind obstacles such as trees or buildings. As the wind turbine extracts energy from the air flow, the air is slowed down, which causes it to spread out and divert around the wind turbine to some extent. Betz' law states that a wind turbine can extract at most 59% of the energy that would otherwise flow through the turbine's cross section. The Betz limit applies regardless of the design of the turbine. Intermittency and the non-dispatchable nature of wind energy production can raise costs for regulation, incremental operating reserve, and (at high penetration levels) could require demand-side management or storage solutions.

Wind Power Industry

Apart from regulatory issues and externalities, decisions to invest in wind energy also depend on the cost of alternative sources of energy. Natural gas, oil and coal prices, the main production technologies with significant fuel costs, are often determinants in the choice of the level of wind energy. Electricity generated from wind power can be highly variable at several different timescales: from hour to hour, daily, and seasonally. Annual variation also exists, but is not as significant.

China, which gets two-thirds of its power from coal, is also trying to cut pollution, adding almost 500 megawatts ("MW") of wind energy capacity in 2005 - a jump of 66 percent to 1,260 MW, according to the Global Wind Energy Council. China has a wind power target of 5,000 MW of wind capacity by 2010 and a goal of 30,000 MW by 2020. That is making the market in China more attractive than countries like Australia, where investments in wind projects have slowed as government targets for renewable energy use are reached. In China, the renewable power market still favors local companies over foreign ones. Led by China and India, the Asia Pacific wind market will contribute a nearly a quarter of world MW added by 2010, emerging as a key global wind power region.

The year 2005 was a significant milestone in terms of wind energy development in the Philippines - the first wind farm in Southeast Asia was commissioned on Luzon Island. The Philippines have the highest wind energy potential among Southeast Asian countries. Within the next decade, the Philippines therefore hope to become the leading wind power producer in Southeast Asia. However, growth is very slow due to the absence of established national policies to allow a massive uptake of wind energy. However, the Philippine government has started working on improving the promotion of renewable energy on the islands.

Solar Power

Solar power (also known as solar energy) is a source of power that uses energy from the sun. The term solar energy is used more specifically to describe the utilization of this energy through human endeavor. Solar energy also broadly describes technologies that utilize sunlight. Modern solar technologies continue to harness the sun to provide water heating, day lighting and even flight. The term solar power specifically describes technologies that convert sunlight into electricity or mechanical power. At present, photovoltaic panels (“PVs”) typically convert about 15% of incident sunlight into electricity.

A solar cell or photovoltaic cell is a device that converts light into electricity using the photovoltaic effect. Until recently, their use has been limited because of high manufacturing costs. They are now useful for various functions, including limited "off grid" home power applications. Solar panels produce more power during summer months because they receive more sunlight. Photovoltaic (“PV”) technology involves the generation of electricity from light. The key to this process is the use of a semiconductor material which can be adapted to release electrons, the negatively charged particles that form the basis of electricity. The most common semiconductor material used in photovoltaic cells is silicon, an element most commonly found in sand. All PV cells have at least two layers of such semiconductors, one positively charged and one negatively charged. When light shines on the semiconductor, the electric field across the junction between these two layers causes electricity to flow, and the greater the intensity of the light, the greater the flow of electricity. A photovoltaic system does not therefore need bright sunlight in order to operate, and can generate electricity even on cloudy days.

The most important parts of a PV system are the cells which form the basic building blocks, the modules which bring together large numbers of cells into a unit, and, in some situations, the inverters used to convert the electricity generated into a form suitable for everyday use.

There is more than enough solar radiation available all over the world to satisfy a vastly increased demand for solar power systems. The sunlight which reaches the earth’s surface is enough to provide 2,850 times as much energy as we can currently use. On a global average, each square meter of land is exposed to enough sunlight to produce 1,700 kWh of power every year.

Solar Power Industry

The economic advantage of conventional heating fuels has varied over time, resulting in periodic interest in solar hot water. The recent price spikes and erratic availability of conventional fuels is renewing interest in solar heating technologies. As of 2005, the total installed capacity of solar hot water systems is 88 GWth and growth is 14% per year. China is the world leader in the deployment of solar hot water systems with 80% of the market.

Total peak power of installed PV is around 6,000 MW as of the end of 2006. Installed PV is projected to increase to over 9,000 MW in 2007. This is only one part of solar-generated electric power.

Declining manufacturing costs (dropping at 3 to 5% a year in recent years) are expanding the range of cost-effective uses. The average lowest retail cost of a large photovoltaic array declined from $7.50 to $4 per watt between 1990 and 2005. With many jurisdictions now giving tax and rebate incentives, solar electric power can now pay for itself in five to ten years in many places. "Grid-connected" systems - those systems that use an inverter to connect to the utility grid instead of relying on batteries - now make up the largest part of the market.

In 2003, worldwide production of solar cells increased by 32%. Between 2000 and 2004, the increase in worldwide solar energy capacity was an annualized 60%. 2005 was expected to see large growth again, but shortages of refined silicon have been hampering production worldwide since late 2004. Analysts have predicted similar supply problems for 2006 and 2007, which may impact the price of PVs, and consequently, of our Product.

Boiler Industry

According to a May 2006 report by Building Services Research and Information Association ("BSRIA"), the total world domestic boiler market was estimated at US$10.9 billion and 10.46 million units in 2005 and expected to grow at a moderate rate over the next few years. The UK is still the biggest market in both value and volume terms, followed by South Korea and Italy. Growth rates vary significantly between countries, with smaller markets generally offering higher growth potential. China is expected to grow at a rate of almost 7% a year. The relation of the individual market segments is going to change over the forecast period.

Supply Structure:

- The domestic boiler market is highly regionalized with the major players generally only strong in their home continent. China is an exception because leading European brands such as Bosch, Buderus and Viessmann hold significant market shares there.

- Wall hung units are dominated by some nine major companies, although there are many more significant brands used by these companies in individual countries.

- Other markets such as the floor standing gas atmospheric and oil/gas pressure jet have become progressively more localized.

- The Asian market has many large domestic boiler manufacturers, who have a significant share of the market in their home country. The exception is Rinnai (Japan and China) and Kyungdong (Korea and China), who hold significant shares in dual markets.

Continued increases in energy costs and consumer demand for improved thermal comfort have spurred the development of gas-fired condensing boilers, according to the April 2007 issue of Appliance Magazine. However, due to their complexity and high initial equipment costs, boiler OEMs are faced with a limited customer base unless they can meet the challenge of manufacturing a smaller, lower cost system that can be marketed to more consumers. One key component toward this goal would be a smaller, quieter, more reliable premix gas blower manufactured at a reduced cost. The next generation of premix gas blowers will provide boiler manufacturers with improved performance, reliability and cost savings that can lead to a more affordable high-efficiency heating system for all consumers.

Our Product

Asia's rising demand for renewable and environmentally friendly energy sources in the face of the rising cost of electricity combined with the projected expansion of the Asian Boiler Industry has resulted in what we anticipate will be a highly receptive potential market for our Product. Our Product consists of three main components: a wind generator, a solar generator, and an electric boiler. The wind generator can be used autonomously or in parallel with the solar generator to power our electric boiler. We are currently early in the process of designing and developing our wind and solar-powered boiler at our operations office in the Philippines. All of the raw materials related to the wind/solar powered boiler are available through the public marketplace.

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

Competition

We face some competition in the Boiler Market. We compete with a number of established manufacturers, importers and distributors who sell boilers in China. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do. We compete primarily on the basis of quality, brand name recognition, and price.

We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.
U.S.-based water heater and electric motor maker A. O. Smith (Milwaukee, WI) and Spanish appliance OEM Fagor Electrodomésticos (Arrasate) are planning to form a joint venture to produce residential wall-hung gas combination boilers in China, making them a major competitor in the Asian Boiler Market. Fagor-A. O. Smith (Nanjing) Combi Boiler Co., Ltd. will occupy a facility in Nanjing close to A. O. Smith's existing water heater operations. The venture will manufacture "combi" boilers that provide both potable water and space heating for residential applications. Production will begin in 2008. A. O. Smith Corporation will invest in the venture, through its wholly owned subsidiary A. O. Smith (China) Investment Co., with Fagor Electrodomésticos S. Coop., which is one of Europe's biggest appliance OEMs, with 2006 sales of €1.7 billion (approx. US$2.3 Billion). The Chinese company will initially go to market with products based on existing Fagor designs, but the partners plan to develop an engineering function to design and develop new products for the Chinese market. Fagor makes gas-fueled combi boilers in Spain for a number of global markets. The combi boilers will be sold by each company's sales organization in China under the A. O. Smith and Fagor brands. The new company will be a Wholly Owned Foreign Enterprise under Chinese law.

The world's largest wind turbine maker, Vestas Wind, and India's Suzian Energy Ltd. continue to grow their alternative energy businesses in China. Also, many Danish companies representing a comprehensive range of products and services, covering everything from consultant design, manufacture, installation and ongoing support within wind technology, are now bringing their expertise to China.

Intellectual Property

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes, and payroll taxes. In general, the sale of our product in China is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Our President and our Chief Technology Officer are the only employees of the company. They oversee all responsibilities in the areas of corporate administration, business development and research. If finances permit, however, we intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with an in-depth knowledge of operations and marketing will allow us to build market share more effectively.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 50 West Liberty Street, Suite 880, Reno, NV 89501, and our operations office at 128 Seagull Avenue, Baybreeze Executive Village, Taguig City, Republic of the Philippines.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AXIU.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2008
Quarter Ended	High $	Low $
October 31, 2008	N/A	N/A
July 31, 2008	N/A	N/A
April 30, 2008	N/A	N/A
January 31, 2008	N/A	N/A

Fiscal Year Ending October 31, 2007
Quarter Ended	High $	Low $
October 31, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2008, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales and distribution Strategy

Our goal is for our wind/solar powered boiler to become a leading product in the Asian marketplace.  In order to achieve our goal, we intend to increase awareness of our product with potential customers.  We intend to do this by engaging in the following:
·   Attending national and regional home improvement and home construction promotional events and conferences.  There are events and conferences managed by regional and central institutions and organizations to promote advanced home improvement.  We plan to attend a number of events attended by home improvement merchants and home builders in order to further expose our product.  These events will include home improvement products trade meetings and promotional events that are attended by home improvement related wholesalers and retailers and related seminars and conferences.

·   Developing direct marketing programs to attract retailers.  In addition to attending the foregoing conferences and seminars, we intend to market directly to retailers.  Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

·   Promoting to the public through internet-based and traditional media advertising.  We intend to use internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.

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

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

·   Travel and Related expenses, which will consist primarily of our executive officers and directors visiting home improvement equipment resellers, homebuilders, and other construction contractors in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

·   Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

·   Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Year Ended October 31, 2008 and Period from September 18, 2007 (Date of Inception) until October 31, 2008

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 31, 2008.

Operating Expenses during the year ended October 31, 2008 were $45,000 and our Operating Expenses for the period from September 18, 2007 (Date of Inception) to October 31, 2008 were $49,000. For all periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $45,000 for the year ended October 31, 2008, and $49,000 for the period from September 18, 2007 (Date of Inception) until October 31, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $0.  We had $6,000 in current liabilities as of October 31, 2008. Thus, we had a working capital deficit of $6,000 as of October 31, 2008.

Operating activities used $43,000 in cash for the period from September 18, 2007 (Date of Inception) until October 31, 2008. Our net loss of $49,000 offset by accrued expenses of $6,000 was the sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until October 31, 2008 generated $43,000 in cash during the period.

As of October 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund out capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 1, 2007 are as follows:

Name	Age	Position Held with the Company
Geraldine Gugol 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	36	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Leilane E. Macatangay 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	45	Chief Technology Officer, Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Geraldine Gugol is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Geraldine obtained a Bachelor of Science from Central Mindanao University in 1997, and has worked as a Senior Manager for Uni-star Business Systems since that time.

Leilane E. Macatangay is our CTO and director. Leilane obtained a Bachelor of Science Degree from Far Eastern University in 1983. Since that time he has worked as an engineer for Eumac, Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Geraldine Gugol and Leilane E. Macatangay.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of October 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Leilane E. Macatangay, Chief Technology Officer	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Geraldine Gugol	-	-	-	-	-	-	-	-	-
Leilane E. Macatangay	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2008.

Stock Option Plans

We did not have a stock option plan as of October 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  October 31, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Geraldine Gugol 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	Common Stock	600,000	27.9%
Leilane E. Macatangay 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of October 31, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$9,000	-	-	-
2007	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of October 31, 2008 and 2007;
F-3	Statements of Operations for the years ended October 31, 2008 and 2007
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to October 31, 2008;
F-5	Statements of Cash Flows for the years ended October 31, 2008 and 2007, and the period from inception to October 31, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Windstar, Inc.

By:	/s/ Geraldine Gugol
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 21, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Geraldine Gugol
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 21, 2009

By:	/s/ Leilane E. Macatangay
Leilane E. Macatangay Chief Technology Officer and Director
January 21, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Axius, Inc.
Taguig City, Philippines

We have audited the accompanying balance sheets of Axius, Inc. (a development stage company) as of October 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axius, Inc. as of October 31, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has negative working capital, has incurred losses since inception, and has not yet received revenue from sales of products or services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 15, 2009

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of October 31, 2008 and 2007

	2008	2007
ASSETS

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$6,000	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(49,000)	(4,000)
Total stockholders’ equity (deficit)	(6,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended October 31, 2008 and 2007
Period from September 18, 2007 (Inception) to October 31, 2008

	Year Ended October 31, 2008	Year Ended October 31, 2007	Period from September 18, 2007 (Inception) to October 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses : Professional fees	45,000	4,000	49,000

Net Loss	$(45,000)	$(4,000)	$(49,000)

Net loss per share: Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from September 18, 2007 (Inception) to October 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended October 31, 2008 and 2007
Period from September 18, 2007 (Inception) to October 31, 2008

	Year Ended October 31, 2008	Year Ended October 31, 2007	Period From September 18, 2007 (Inception) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,000)	$(4,000)	$(49,000)
Change in non-cash working capital items
Prepaid expenses	4,000	-0-	-0-
Accrued expenses	6,000	-0-	6,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	-0-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

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

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2008 the Company had $-0- of cash.

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
October 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2008 were $-0-.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2008 consisted of amounts owed to the firms outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – INCOME TAXES

For the period ended October 31, 2008, Axius has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,000 at October 31, 2008, and will expire beginning in the year 2027.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$16,660
Valuation allowance	(16,660)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Axius has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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