Form 10-Q
period 2009-01-31
Axius Inc.
filed 2009-03-13
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of March 11, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2009 (unaudited) and October 31, 2008 (audited);
F-2	Statements of Operations for the three months ended January 31, 2009 and 2008 and period from September 18, 2007 (Inception) to January 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from September 18, 2007 (Inception) to January 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended January 31, 2009 and 2008 and period from September 18, 2007 (Inception) to January 31, 2009 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of January 31, 2009 and October 31, 2008

	January 31, 2009	October 31, 2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accrued expenses	$-0-	$6,000
Due to officer	8,000	-0-
Total liabilities	8,000	6,000

Stockholders’ (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(51,000)	(49,000)
Total stockholders’ equity (deficit)	(8,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended January 31, 2009 and 2008
Period from September 18, 2007 (Inception) to January 31, 2009

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Period from September 18, 2007 (Inception) to January 31, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	37,000	51,000

Net Loss	$(2,000)	$(37,000)	$(51,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) (unaudited)
Period from September 18, 2007 (Inception) to January 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the period ended January 31, 2009	-	-	-	(2,000)	(2,000)
Balance, January 31, 2009	2,150,000	$2,150	$40,850	$(51,000)	$(8,000)

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended January 31, 2009 and 2008
Period from September 18, 2007 (Inception) to January 31, 2009

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Period From September 18, 2007 (Inception) to January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(37,000)	$(51,000)
Change in non-cash working capital items
Prepaid expenses	-0-	2,000	-0-
Accrued expenses	(6,000)	-0-	-0-
Due to officer	8,000	-0-	8,000
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35.000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009

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

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2009 and 2008 the Company had $-0- of cash.

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
January 31, 2009

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at January 31, 2009 and 2008 were $-0-.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at January 31, 2008 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $8,000 at January 31, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to January 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 5 – INCOME TAXES

For the periods ended January 31, 2009, Axius has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $51,000 at January 31, 2009, and will expire beginning in the year 2027.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009

NOTE 5 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$17,340
Valuation allowance	(17,340)
Net deferred tax asset	$-

NOTE 6 – LIQUIDITY AND GOING CONCERN

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

Results of Operations for the Three Months Ended January 31, 2009 and 2008 and Period from September 18, 2007 (Date of Inception) until January 31, 2009

We generated no revenue for the period from September 18, 2007 (Date of Inception) until January 31, 2009.

Our Operating Expenses during the three months ended January 31, 2009 were $2,000, compared with $37,000 for the three months ended January 31, 2008.  We spent considerably more in professional fees for the three months ended January 31, 2008 as a result of filing a registration statement with the Securities and Exchange Commission during that period. Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to January 31, 2009 were $51,000. For all periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended January 31, 2009, $37,000 for the three months ended January 31, 2008 and $51,000 for the period from September 18, 2007 (Date of Inception) until January 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2009, we had total current assets of $0.  We had $8,000 in current liabilities as of January 31, 2009. Thus, we had a working capital deficit of $8,000 as of January 31, 2009.

Operating activities used $43,000 in cash for the period from September 18, 2007 (Date of Inception) until January 31, 2009. Our net loss of $51,000 offset by amounts due to office of $8,000 was the sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until January 31, 2009 generated $43,000 in cash during the period.

As of January 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended January 31, 2009, we have received advances from our officer and director, Geraldine Gugol, to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund out capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

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

Axius Inc.

Date:	March 11, 2009

By: /s/ Geraldine Gugol Geraldine Gugol Title: Chief Executive Officer and Director