Form 10-Q
period 2009-04-30
Axius Inc.
filed 2009-06-05
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 3, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008 (audited);
F-2	Statements of Operations for the six and three months ended April 30, 2009 and 2008 and period from September 18, 2007 (Inception) to April 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from September 18, 2007 (Inception) to April 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended April 30, 2009 and 2008 and period from September 18, 2007 (Inception) to April 30, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of April 30, 2009 and October 31, 2008

	April 30, 2009	October 31, 2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$6,000
Due to officer	10,000	-0-
Total liabilities	10,000	6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(53,000)	(49,000)
Total stockholders’ deficit	(10,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Six Months and Three Months Ended April 30, 2009 and 2008
Period from September 18, 2007 (Inception) to April 30, 2009

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Period from September 18, 2007 (Inception) to April 30, 2009
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses: Professional fees	4,000	39,000	2,000	2,000	53,000

Net Loss	$(4,000)	$(39,000)	$(2,000)	$(2,000)	$(53,000)

Net loss per share: Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 18, 2007 (Inception) to April 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the period ended April 30, 2009	-	-	-	(4,000)	(4,000)
Balance, April 30, 2009	2,150,000	$2,150	$40,850	$(53,000)	$(10,000)

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended April 30, 2009 and 2008
Period from September 18, 2007 (Inception) to April 30, 2009

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	Period From September 18, 2007 (Inception) to April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(39,000)	$(53,000)
Change in non-cash working capital items
Prepaid expenses	-0-	4,000	-0-
Accrued expenses	(6,000)	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(35,000)	(53,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to officer	10,000	-0-	10,000
Proceeds from sales of common stock	-0-	-0-	43,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	-0-	53,000

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35.000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended October 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2009 and October 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Axius’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at April 30, 2009 and 2008 were $-0-.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2008 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $10,000 at April 30, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to April 30, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

NOTE 5 – INCOME TAXES

For the periods ended April 30, 2009, Axius has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $53,000 at April 30, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$18,020
Valuation allowance	(18,020)
Net deferred tax asset	$-

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

Results of Operations for the Three Months Ended April 30, 2009 and 2008 and Period from September 18, 2007 (Date of Inception) until April 30, 2009

We generated no revenue for the period from September 18, 2007 (Date of Inception) until April 30, 2009.

Our Operating Expenses during the three months ended April 30, 2009 were $2,000, compared with $2,000 for the three months ended April 30, 2008.  Our Operating Expenses during the six months ended April 30, 2009 were $4,000, compared with $39,000 for the six months ended April 30, 2008.  We spent considerably more in professional fees for the six months ended April 30, 2008 as a result of filing a registration statement with the Securities and Exchange Commission during that period. Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to April 30, 2009 were $53,000. For all periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended April 30, 2009, $2,000 for the three months ended April 30, 2008, $4,000 for the six months ended April 30, 2009, $39,000 for the six months ended April 30, 2008, and $53,000 for the period from September 18, 2007 (Date of Inception) until April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2009, we had total current assets of $0.  We had $10,000 in current liabilities as of April 30, 2009. Thus, we had a working capital deficit of $10,000 as of April 30, 2009.  All of our current liabilities are associated with loans from our officer, Geraldine Gugol, for amounts advanced to pay for professional services provided by our outside independent auditors for services rendered for periods ending on and prior to April 30, 2009. The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Operating activities used $53,000 in cash for the period from September 18, 2007 (Date of Inception) until April 30, 2009. Our net loss of $53,000 was the sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until April 30, 2009 generated $53,000 in cash during the period.

As of April 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Geraldine Gugol.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

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

Axius Inc.

Date:	June 3, 2009

By: /s/ Geraldine Gugol Geraldine Gugol Title: Chief Executive Officer and Director