Form 10-K/A
period 2008-10-31
Axius Inc.
filed 2009-08-14
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on January 21, 2009, is to correct Item 9A(T) as well as to correct Exhibits 31 and 32.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Stock Option Plans

We did not have a stock option plan as of October 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  October 31, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Geraldine Gugol 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	Common Stock	600,000	27.9%
Leilane E. Macatangay 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of October 31, 2008 and 2007;
F-3	Statements of Operations for the years ended October 31, 2008 and 2007
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to October 31, 2008;
F-5	Statements of Cash Flows for the years ended October 31, 2008 and 2007, and the period from inception to October 31, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Windstar, Inc.

By:	/s/ Geraldine Gugol
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
August 14 , 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Geraldine Gugol
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
August 14, 2009

By:	/s/ Leilane E. Macatangay
Leilane E. Macatangay Chief Technology Officer and Director
August 14, 2009

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