Form 10-Q/A
period 2009-04-30
Axius Inc.
filed 2009-08-14
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on January 21, 2009, is to correct Item 9A(T) as well as correct Exhibits 31 and 32.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Geraldine Gugol .  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

Axius Inc.

Date:	August 14, 2009

By: /s/ Geraldine Gugol Geraldine Gugol Title: Chief Executive Officer and Director