Form 10-K
period 2009-10-31
Axius Inc.
filed 2010-01-13
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of December 10, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2009.

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

Fiscal Year Ending October 31, 2009
Quarter Ended	High $	Low $
October 31, 2009	N/A	N/A
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2009	N/A	N/A

Fiscal Year Ending October 31, 2008
Quarter Ended	High $	Low $
October 31, 2008	N/A	N/A
July 31, 2008	N/A	N/A
April 30, 2008	N/A	N/A
January 31, 2008	N/A	N/A

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

Holders of Our Common Stock

As of October 31, 2009, we had forty (40) shareholders of record.

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

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

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

Results of Operations for the Year Ended October 31, 2008 and Period from September 18, 2007 (Date of Inception) until October 31, 2008

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 31, 2009.

Operating Expenses during the year ended October 31, 2009 were $10,000, as compared with $45,000 for the year ended October 31, 2008. Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to October 31, 2009 were $59,000. For all periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $10,000 for the year ended October 31, 2008, as compared with $45,000 for the year ended October 31, 2008, and $59,000 for the period from September 18, 2007 (Date of Inception) until October 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2009, we had total current assets of $0.  We had $16,000 in current liabilities as of October 31, 2009. Thus, we had a working capital deficit of $16,000 as of October 31, 2009.

Operating activities used $43,000 in cash for the period from September 18, 2007 (Date of Inception) until October 31, 2009. Our net loss of $59,000 offset by a loan due to our officer of $16,000 was the sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until October 31, 2008 generated $43,000 in cash during the period.

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

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 1, 2007 are as follows:

Name	Age	Position Held with the Company
Geraldine Gugol 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	37	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Leilane E. Macatangay 128 Seagull Ave., Baybreeze Exec Village Taguig City, Philippines	46	Chief Technology Officer, Director

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Geraldine Gugol, at the address appearing on the first page of this annual report.

Code of Ethics

As of October 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Leilane E. Macatangay, Chief Technology Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2009.

Stock Option Plans

We did not have a stock option plan as of October 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth, as of  October 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of October 31, 2009.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$9,000	-	-	-
2008	$9,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of October 31, 2009 and 2008;
F-3	Statements of Operations for the years ended October 31, 2009 and 2008, and the period from inception to October 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to October 31, 2009;
F-5	Statements of Cash Flows for the years ended October 31, 2009 and 2008, and the period from inception to October 31, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axius, Inc.

By:	/s/Geraldine Gugol
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 14, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Geraldine Gugol
Geraldine Gugol President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 14, 2009

By:	/s/Leilane E. Macatangay
Leilane E. Macatangay Chief Technology Officer and Director
December 14, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Axius, Inc.
Taguig City, Philippines

We have audited the accompanying balance sheets of Axius, Inc. (a development stage company) as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and for the period from September 18, 2007 (date of inception) to October 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axius, Inc. as of October 31, 2009 and 2008, and the results of its operations and cash flows for the periods then ended and the period from September 18, 2007 (date of inception) to October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
December 14, 2009

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of October 31, 2009 and October 31, 2008

	October 31,	October 31,
	2009	2008

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$6,000
Due to officer	16,000	-0-
Total liabilities	16,000	6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(59,000)	(49,000)
Total stockholders’ deficit	(16,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended October 31, 2009 and 2008
Period from September 18, 2007 (Inception) to October 31, 2009

			Period from
	Year	Year	September 18, 2007
	Ended	Ended	(Inception) to
	October 31,	October 31,	October 31,
	2009	2008	2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	10,000	45,000	59,000

Net Loss	$(10,000)	$(45,000)	$(59,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from September 18, 2007 (Inception) to October 31, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	2,150,000	$ 2,150	$ 40,850	$ -	$ 43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)
Balance, October 31, 2009	2,150,000	$ 2,150	$ 40,850	$ (59,000)	$ (16,000)

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended October 31, 2009 and 2008
Period from September 18, 2007 (Inception) to October 31, 2009

			Period From
	Year	Year	September 18, 2007
	Ended	Ended	(Inception) to
	October 31,	October 31,	October 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,000)	$(45,000)	$(59,000)
Change in non-cash working capital items Prepaid expenses	-0-	4,000	-0-
Accrued expenses	(6,000)	6,000	-0-
Due to officer	16,000	-0-	16,000
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2009 and October 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Axius’s financial instruments consist of cash and cash equivalents and an amoutn due to officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
October 31, 2009

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2009 and 2008 were $-0-.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2008 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $16,000 at October 31, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to October 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 5 – INCOME TAXES

For the periods ended October 31, 2009, Axius has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $59,000 at October 31, 2009, and will expire beginning in the year 2027.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 5 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$20,000
Valuation allowance	(20,000)
Net deferred tax asset	$-

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2009 through December 14, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.