Form 10-Q
period 2010-07-31
Axius Inc.
filed 2010-09-13
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-147276

Axius Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6A Easa Al Gurg Tower, 6th Floor, Baiyas Road, P.O. Box 186549, Dubai UAE
(Address of principal executive offices)

00971 44475722
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 2, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009 (audited);

F-2	Statements of Operations for the three and nine months ended July 31, 2010 and 2009 and period from September 18, 2007 (Inception) to July31, 2010 (unaudited);

F-3	Statements of Stockholders’ Deficit for period from September 18, 2007 (Inception) to July 31, 2010 (unaudited);

F-4	Statements of Cash Flows for the nine months ended July 31, 2010 and 2009 and period from September 18, 2007 (Inception) to July 31, 2010 (unaudited);

F-5	Notes to FinaNotes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of July 31, 2010 and October 31, 2009

	July 31, 2010	October 31, 2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	7,500	-0-

TOTAL ASSETS	$7,500	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Cu Current Liabilities
Due to HMM Corporate Services Ltd.	$90,000	$-0-
Due to officer	-0-	16,000
Total liabilities	90,000	16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	60,850	40,850
Deficit accumulated during the development stage	(145,500)	(59,000)
Total stockholders’ deficit	(82,500)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,500	$-0-

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine Months Ended July 31, 2010 and 2009
Period from September 18, 2007 (Inception) to July 31, 2010

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2010	Nine Months Ended July 31, 2009	Period from September 18, 2007 (Inception) to July 31, 2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	82,500	2,000	86,500	6,000	145,500

Net Loss	$(82,500)	$(2,000)	$(86,500)	$(6,000)	$(145,500)

Net loss per share:
Basic and diluted	$(0.04)	$(0.00)	$(0.04)	$(0.00)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 18, 2007 (Inception) to July 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)
Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Additional Paid-In Capital			20,000		20,000
Net loss for the nine months Ended July 31, 2010	-	-		(86,500)	(86,500)
Balance, July 31, 2010	2,150,000	$2,150	$60,850	$(145,500)	$(82,500)

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended July 31, 2010 and 2009
Period from September 18, 2007 (Inception) to July 31, 2010

	Nine Months Ended July 31, 2010	Nine Months Ended July 31, 2009	Period From September 18, 2007 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,500)	$(6,000)	$(145,500)
Change in non-cash working capital items
Prepaid expenses	(7,500)	-0-	(7,500)
Accrued expenses	-0-	(6,000)	-0-
Due to officer	(16,000)	12,000	-0-
Due to HMM Corporate Services Ltd.	90,000	-0-	90,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(20,000)	-0-	(63,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock	-0-	-0-	43,000

Additional Paid-In Capital	20,000	-0-	20,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,000	-0-	63,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Completion of Acquisition or Disposition of Assets

On May 26, 2010, our former President, Chief Executive Officer, Principal Executive Officer and Director, Geraldine Gugol, along with our former Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director, Lelane E.Macatangay, have purchased our wind and solar powered boilers business in exchange for the forgiveness of $20,000 in debts we owed to them. Specifically, in accordance with “Assignment of Assets Agreement,” these officers and directors acquired all of our existing business and our assets in exchange for the cancellation of debt of $20,000 owed to such prior management advanced to pay professional services provided by our outside independent auditors for services rendered.  The $20,000 has been recorded as paid-in capital during the period ended July 31, 2010.

Changes in Control of Registrant

On May 26, 2010, United Management Ltd. (“United Management”) owned 50% by Roland Kaufman and 50% by Thierry Isaia and located at 6A Easa Al Gurg Tower, 6th Floor, Baiyas Road, P.O.Box 186549, Dubai UAE purchased an aggregate of one million two hundred thousand (1,200,000) restricted shares of Company common stock from its now former officers and/or directors as follows: Geraldine Gugol, formerly President, Chief Executive Officer, Principal Executive Officer and Director and Leilane E. Macatangay, formerly Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director each of whom sold their entire six hundred thousand (600,000) shares. As a result of this transaction, United Management now owns 55.81% of the issued and outstanding shares of our common stock.

The cash consideration for this transaction amounted to $180,000.

Simultaneously with the above-referenced sales of restricted common stock, both Ms. Geraldine Gugol and Leilane E. Macatangay resigned from all positions held with the Company indicating in their respective resignations letters that such resignations were not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

The new officers and directors of the Company are Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. For background information with respect to the new officers and directors, see Item 5.02 hereinafter.

As part of the transaction referred to above, prior management, in accordance with “Assignment of Assets Agreement” acquired all of the then AXIUS business and its assets in exchange for cancellation of debt of $20,000 owed to such prior management.

There are no arrangements or understandings among members of both former and new control groups and their associates with respect to election of directors or other matters.

Nature of Business

Axius Inc. (“Axius” and the “Company”) is a development stage company and was incorporated in Nevada on September 18, 2007. The Company has been and remains a “shell” company as defined in SEC Release No. 33-8587 at II A3.  New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, AXIUS intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July31, 2010 and October 31, 2009 the Company had $-0- of cash.

Fair Value of Financial Instruments

Axius’s financial instruments consist of cash and cash equivalents and an amount due to HMM. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses atJuly 31, 2010 and October 31, 2009 were $7,500 and $-0- respectively.

NOTE 3 – DUE TO HMM Corporate Services Ltd.

The amount due to HMM Corporate Services Ltd. of $90,000 at July 31, 2010 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, accountants, attorneys, and consultant, for services rendered for periods ending on and prior to July 31, 2010.  The loan is expected to be converted to capitalin the future.

HMM Corporate Services Ltd. is the Company’s second largest stockholder owning 425,000 shares of Company common stock or approximately 9.77% of all outstanding shares.  The sole officer and director of this company is Giovanni Battista Martelli.

NOTE 4 – INCOME TAXES

For the periods ended July 31, 2010, Axius has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $145,500 at July 31, 2010, and willexpirebeginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$42,670
Valuation allowance	(42,670)
Net deferred tax asset	$-

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through August 31, 2010,  the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Company Overview

The Company has been and remains a “shell” company as defined in SEC Release No. 33-8587 at II A3.  New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, AXIUS intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Financing

We intend to obtain business capital through the use of private equity fundraising or shareholders loans.

We will need financing in order to implement our business plan.  To date, we have not been successful in locating funds to achieve our business goals in the next twelve months.  Consequently, our management has been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Nine Months Ended July 31, 2010 and 2009 and Period from September 18, 2007 (Date of Inception) until July 31, 2010

We generated no revenue for the period from September 18, 2007 (Date of Inception) until July 31, 2010.

Our Operating Expenses during the three months ended July 31, 2010 were $82,500, compared with $2,000 for the three months ended July 31, 2009.  Our Operating Expenses during the nine months ended July 31, 2010 were $86,500, compared with $6,000 for the ninemonths ended July 31, 2009. Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to July 31, 2010 were $145,500. For all periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $82,500 for the three months ended July 31, 2010, compared with $2,000 for the three months ended July 31, 2009, $86,500 for the nine months ended July 31, 2010, compared with $6,000 for the nine months endedJuly 31, 2009 and $145,500 for the period from September 18, 2007 (Date of Inception) until July 31, 2010.

Liquidity and Capital Resources

As of July 31, 2010, we had total current assets of $7,500.  We had $90,000 in current liabilities asofJuly31, 2010. Thus, we had a working capital deficit of $82,500 as of July 31, 2010.  All of our current liabilities are associated with loans from ldineGugol, and HMM for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to July 31, 2010. The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Operating activities used $43,000 in cash for the period from September 18, 2007 (Date of Inception) until July 31, 2010. Financing Activities during the period from September 18, 2007 (Date of Inception) until July 31, 2010 generated $43,000 in cash during the period.

As of July 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

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

Item 4.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010.  This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretr/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIUS, INC.

Date: September 13, 2010	By:	/s/ Roland Kaufman
Name: Roland Kaufman
Title: Chief Executive Officer

Date: September 13, 2010	By:	/s/ John Figliolini
Name: John Figliolini
Title: Chief Financial Officer