Form 10-K
period 2010-10-31
Axius Inc.
filed 2011-01-31
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2010

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

00971 44475722
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act: Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒ Yes ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

1 Page

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐    No☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes:  ☒   No ☐

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐       Accelerated filer  ☐        Non-accelerated filer ☐       Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2010 was approximately $0.35.

The number of shares of the registrant's $.001 par value common stock outstanding as of December 10, 2010 was 2,150,000 shares of common stock.

2 Page

3 Page

Item 1:   Business.

Registrant is a development stage company, which has generated insignificant revenues to date. Our business has been the development manufacture and sale of wind and solar power boilers for use as energy-efficient heating systems.

Recent Developments

On May 26, 2010, our then President, CEO and Director, Geraldine Gugol, together with our then Chief Financial Officer and Principal Accounting Officer and Director Leilane E Macatangay each sold 600,000 restricted shares or an aggregate of one million two hundred thousand (1,200,000) restricted shares of their common stock in our Company  in a private transaction to United Management, Ltd, (“United Management”) which is 50% owned by Our President and CEO, Roland Kaufman, and is 50% owned by Thiery Isaia.  United Management is located at 6A Easa Al Gary Tower, 6th Floor, Baeyas Road, P.O Box 186549, Dubai UAE. The shares sold for total price of $180,000. The shares sold by Ms. Gugol and Ms. Macatangay constituted their entire holdings in our Company, or 55.81% of the outstanding shares of common stock of our Company.  At the same time (a) Ms. Gugol and Ms. Macatangay resigned all of their respective positions as officers and directors of our Company after electing Mr. Kaufman and John Figliolini director and cancelled the Company’s indebtedness to Ms. Gogul of $22,250 in exchange for an assignment of our Company’s assets.

The Company has been and remains a shell Company as defined under the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  New management is in the process of determining the course(s) of business and/or acquisition of assets that our Company may pursue.  As of October 31, 2010, there has been no change in the shell status of our Company.

Subsequent Events

On December 13, 2010, we formed a wholly owned subsidiary under the laws of State Delaware under the name called Dr. Jules Nabet Cosmetics, Inc. entered into an agreement with French Cosmetics Centre, Ltd. of the United Kingdom (the “Manufacturer”) to distribute a line of skincare products under Dr. Jules Nabet brand name. The Agreement provides, among other things, that our exclusive territory is North American and no sales in that territory will be made by the manufacturer except through our subsidiary.  The Manufacturer will direct any interested party to our subsidiary.  The Agreement also contains non-competitive provisions and provides that all products of manufacturer sold by us to wholesalers and others will be required to be sold to retail customers at the established worldwide standard price.  This Agreement has a term of approximately ten (10) years and is terminable by the manufacturer upon the occurrence of certain specified events.

On December 15, 2010 the Company executed a private placement subscription agreement and received $100,000 for 1,000,000 units (each unit consisting of 1 share of common stock and 1 warrant) at $.10 per unit with a related party.  The warrants expire in 60 months and have certain restrictions and are callable by the Company under certain conditions.  Five warrants can be exercised to purchase 1 share of common stock at $.50 per share.

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

Significant Equipment

We do not have, nor intend to purchase any significant equipment for the next twelve months.

Financing

We intend to obtain business capital through the use of private equity fundraising or shareholders loans.

4 Page

We will need financing in order to implement our business plan.  To date, we have not been successful in locating funds to achieve our business goals in the next twelve months.  Consequently, our management has been actively looking for other business opportunities, in addition to exploring for capital.

Item 1A:  Risk Factors.

As a small reporting Company we are not required to provide the information called for by this item.

Item 1B:  Unresolved Staff Comments.

None.

Item 2: Prospectus.

We do not own any property.

Item 3:  Legal Proceedings.

(a)(b) We are not the subject of any legal proceedings.

Item 4: Reserved.

PART II

Item 5:   Market for Registrant’s Common Equity, related stockholder matters and issue purchase of Equity Securities.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

On or about April 14, 2010 FINRA concluded its review of a broker/dealer Form 15c 2-11 filing and assigned the trading symbol of AXIU.

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AXIU.” The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board for fiscal years ended October 31, 2010 and 2009.

Fiscal Year Ended October 31, 2010
Quarter Ended	High $	Low $
January 31, 2010	0	0
April 30, 2010	0	0
July 31, 2010	$0.35	-
October 31, 2010	$0.35	-

Fiscal Year Ended October 31, 2009
Quarter Ended	High $	Low $
January 31, 2009	0	0
April 30, 2009	0	0
July 31, 2009	0	0
October 31, 2009	0	0

The quotations and ranges listed above, if any, were obtained from OTCBB.  The quotations, if any, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On October 31, 2010, our stock price closed at bid price of $0.35 per share.

5 Page

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $4.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Holders of Our Common Stock

We are authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share as well as 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 10, 2010, we had 2,150,000 shares of common stock outstanding, which are held by thirty-four (34) stockholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6: Selected Financial Data.

As a small reporting issuer, we are not required to provide the information called for by this item.

6 Page

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Year Ended October 31, 2010 and 2009 and Period from September 18, 2007 (Date of Inception) until October 31, 2010

Our Operating Expenses during the year ended October 31, 2010 were $86,368, compared with $10,000 for the year ended October 31, 2009.  Our Operating Expenses for the period from September 18, 2007 (Date of inception) to October 31, 2010 were $145,368.  For the year ended October 31, 2010, our Operating Expenses consisted primarily of Professional Fees of $68,250 and Consulting Fees of $18,067, , compared with $10,000 for the year ended October 31, 2009.  Our Operating Expenses for the period from inception to October 31, 2010 were primarily comprised of Professional fees totaling $127,250 and Consulting Fees of $18,067.  Our expenses were higher in the year ended October 31, 2010 as compared to the year ended October 31, 2009 due to activities related to executing our new business plan.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $59,882.  We had $115,000 in current liabilities as of October 31, 2010. Thus, we had a working capital deficit of $55,118 as of October 31, 2010.  Our current liabilities are associated with  a loan from HMM for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to October 31, 2010, and accrued expenses. The loan from HMM is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Operating activities used ($108,051) in net cash for the period from September 18, 2007 (Date of Inception) until October 31, 2010. Financing Activities generated $133,000 in cash during the period from September 18, 2007 (Date of Inception) until October 31, 2010.  During the year ended October 31, 2010, operating activities used $65,051 of cash, and financing activities provided $90,000 of cash.

As of October 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, but have received revenues from sales of services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.

Registrant is a smaller reporting Company and does not have to provide the information called for by this item.

Item 8: Financial Statements and Supplemental Data.

The financial statements and notes to Financial Statements of our Company are annexed hereto.

7 Page

Item 9: Changes in and Disagreement with Accountants on Accounting and Financials Disclosure.

No events occurred requiring disclosure under this item for the year ending October 31, 2010.

Item 9A:  Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.  As of October 31, 2010 our Company constitutes a shell Company, defined under Rule 12 b-2 under the Securities Exchange Act of 1934, as amended.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

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

Item 9B:   Other Information.

None

8 Page

PART III

Item 10:  Directors, Executive Offices and Corporate Governance

Our executive officers and directors and their ages and position as of October 31, 2010, are as follows:

Name	Age	Position	Director Since

Roland Kaufman	58	President, CEO Principal Executive Officer and Director	May 26,2010

John Figliolini	49	Chief Financial Officer, Principal Accounting Officer and Director	May 26, 2010

*Geraldine Gugol	-	Former Officer and Director	-

*Leilane E. Mactangay	-	Former Officer and Director	-

*Geraldine Gugol and Leilane E. Macatangay each resigned their respective positions as officers and directors on May 26, 2010.

Roland Kaufman

Roland Kaufman is a Swiss National whose business career started in 1972 at Merrill Lynch, Geneva in the financial research department specializing in in-depth analysis of European corporations with Eurobond exposure and he published the Merrill Lynch Eurobond newsletter.

He then moved to Zurich as Portfolio Manager for Bank of America later moving to Citicorp in charge of International Marketing specializing in the Middle East and developing marketing strategy for the region. Thereafter in 1980 he started his own investment management company with offices in Zurich, London and San Francisco. Funds under management exceeded US$ 100 million. In addition setting up a trade finance house raising over US$ 250 million finance for Swiss and International corporations.

Mr. Kaufmann is President at the head of a group of companies Chaired by HH Sheikh Manea bin Hasher Al Maktoum a member of the ruling family in Dubai. This group (HMM Corporate Services Ltd. and AGI Dubai Trading Company) is involved in the ongoing development in a variety of Real Estate linked projects and investments in the region.

Mr. Kaufmann is a member of the Swiss Association of Financial Advisors and has a Business Administration degree in Economics and Master Studies from Switzerland.

John Figliolini

John Figliolini, Jr. started his work experience in the finance industry during 1982, initially as a mutual fund salesman with First Investors Corp then as a Stock broker with Rooney Pace (NYSE member). From 1982 to 1992 Mr. Figliolini held various management positions at the Securities trading firms he worked for. These positions ranged from Stock Broker to Sales Manager to Financial and Operation Principal to Senior executive.

From 1992 to 1997 Mr. Figliolini Founded and operated Berkshire International Finance, Inc. (New York). During that time as President of the firm Mr. Figliolini assisted 35 public and private companies in raising over $350 Million in equity capital. During the same time Mr. Figliolini co-founded and advised 3 Offshore Venture Capital Funds. From 1998 to 2003 Mr. Figliolini Founded and operated an SEC registered broker/dealer which made NASDAQ and OTC markets in 1,000 securities.

Additionally:

1. From January 2005-2008 Mr. Figliolini Founded and operated Fig Leaf Enterprises, Inc. (Ontario Corp) which did business consulting for both private and public companies. The consulting work revolved around assisting companies in going public via RTO and capital raising.

9 Page

2. From January 2008- to present Mr. Figliolini incorporated Berkshire International Finance, Inc. in Ontario and continued to assist companies in their capital raising needs.

3. From 2004 until present Mr. Figliolini has also been employed by Argus Global holdings, Ltd. A UK based finance company, as Head of Institutional Sales. This position also involved assisting companies to raise equity and debt capital.

Mr. Figliolini is a US Citizen and Canadian Permanent resident currently living in Windsor, Ontario.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

John Figliolini, our present chief financial officer, in an administrative proceeding (File No. 3-12312) dated September 28, 2006, was found to have failed to reasonably supervise a registered representative under his supervision with a view toward detecting and preventing certain manipulative trading practices. In light thereof, Mr. Figliolini was barred from associating with a broker/dealer in a supervisory capacity with a right to reapply after three years and ordered to pay a $50,000 civil penalty.

Except as specifically set forth above, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Roland Kaufman and John Figliolini.

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

10 Page

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Roland Kaufman, at the address of our Company appearing on the cover page of this annual report.

Item 11:  Executive Compensation.

No officer or director of Registrant received any compensation in the form of salary, bonus, stock awards, option awards, incentive plan compensation, deferred compensation or any other compensation for services rendered in any and all capacities for our fiscal years ended October 31, 2010 and October 31, 2009.

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends upon the availability of cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding options or equity awards or incentive plan awards for any executive officer or former executive officer or any director or former director of our Company.

Stock Option Grants

We have not granted any stock options to our executive officers and former executive officers or directors since our Company’s inception.

Director Compensation

We do not pay any compensation to our directors at this time.  However we reserve the right to compensate our directors in the future with cash, stock options or a combination of the foregoing.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings not have we paid any directors fee or other cash compensation for services rendered as directors in the year ended October 31, 2010.

Stock Option Plan

As of October 31, 2010 we did not have a stock option plan.

Item 12:  Securities Ownership of Certain Beneficial Owners and Management and Related Matters.

The following table sets forth the beneficial ownership of the Company’s common stock by each of its officers and directors, by each person known by the Company to beneficially own more than 5% of common stock and by officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,150,000 shares of common stock issued and outstanding on May 26, 2010.

11 Page

Name and address of new beneficial owner	Amount of Beneficial Ownership	Approximate Percent of Class of Common Stock
United Management Ltd. Cramer Salamian l.l.c Mr. Yann Mrazek 6A Easa Al Gurg Tower 6th Floor, Baiyas Road P.O.Box 186549 Dubai UAE	1,200,000(1)	55.81%

Theirry Isaia 6A Easa Al Gurg Tower 6th Floor, Baniyas Road PO Box 186549 Dubai, United Arab Emirates	(1)	(1)

HMM Corporate Services Ltd. 6A Easa Al Gurg Tower 6th Floor, Baniyas Road PO Box 186549 Dubai, United Arab Emirates	425,000	19.77%

Total Officers and Directors(2 persons)	600,000(2)	27.91%

(1)	United Management Ltd. is 50% owned by Roland Kaufman (our President) and 50% owned by Theirry Isaia.
(2)	Represents Roland Kaufman’s 50% interest in United Management, Ltd.

There are no arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

Item 13: Certain Relationships and Related Transactions

On May 26, 2010, our then President, CEO and Director, Geraldine Gugol, together with our then Chief Financial Officer and Principal Accounting Officer and Director Leilane E Macatangay each sold 600,000 restricted shares or an aggregate of one million two hundred thousand (1,200,000) restricted shares of their common stock in our Company  in a private transaction to United Management, Ltd, (“United Management”) owned by Roland Kaufman (50%) and Thiery Isaia, and is located at 6A Easa Al Gary Tower, 6th Floor, Baeyas Road, P.O Box 186549, Dubai UAE. The shares sold for total price of $180,000. The shares sold by Ms. Gugol and Ms. Macatangay constituted their entire holdings in our Company, or 55.81% of the outstanding.  Shares of common stock of our Company: At the same time (a) Ms. Gugol and Ms. Macatangay resigned as officers and directors after electing Mr. Kaufman and John Figliolini directors; (b) cancelled the Company’s indebtedness to them of $22,250 in exchange for an assignment of Company’s assets.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$9,000	-	-	-
2008	$9,000	-	-	-

There were no other audit-related fees or other fees paid during the last two fiscal years.  We do not presently have an audit committee.

12 Page

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
OCTOBER 31, 2010

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS
OCTOBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Axius, Inc.
Dubai, UAE

We have audited the accompanying balance sheets of Axius, Inc., as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from September 18, 2007 (date of inception) to October 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axius, Inc., as of October 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and the period from September 18, 2007 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Axius, Inc. will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
January 15, 2011

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash and equivalents	$24,949	$0
Prepaid expenses	34,933	0
Total Current Assets	59,882	0

TOTAL ASSETS	$59,882	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$25,000	$0
Due to officer	0	16,000
Note payable – related party	90,000	0
Total Liabilities	115,000	16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred stock, $.001 par value, 10,000,000 share authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	63,100	40,850
Deficit accumulated during the development stage	(120,368)	(59,000)
Total Stockholders’ Deficit	(55,118)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,882	$0

See accompanying notes to financial statements.

AXIUS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
PERIOD FROM SEPTEMBER 18, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Year ended October 31, 2010	Year ended October 31, 2009	Period from September 18, 2007 (Inception) to October 31, 2010

REVENUES	$25,000	$0	$25,000

EXPENSES
Professional fees	68,250	10,000	127,250
Consulting fees	18,067	0	18,067
General and administrative expenses	51	0	51
TOTAL EXPENSES	86,368	10,000	145,368

LOSS FROM OPERATIONS	(61,368)	(10,000)	(120,368)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(61,368)	$(10,000)	$(120,368)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 18, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, September 18, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the period ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	2,150,000	$2,150	$63,100	$(120,368)	$(55,118)

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
PERIOD FROM SEPTEMBER 18, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Year ended October 31, 2010	Year ended October 31, 2009	Period from September 18, 2007 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(61,368)	$(10,000)	$(120,368)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(34,933)	0	(34,933)
Increase (decrease) in accrued expenses	25,000	(6,000)	25,000
Increase in due to officer	6,250	16,000	22,250
NET CASH USED BY OPERATING ACTIVITIES	(65,051)	0	(108,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Proceeds from note payable – related party	90,000	0	90,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,000	0	133,000

NET INCREASE IN CASH	24,949	0	24,949

Cash, beginning of period	0	0	0
Cash, end of period	$24,949	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital	$22,250	$0	$22,250

See accompanying notes to financial statements.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Axius, Inc. (“Axius” and the “Company”) is a development stage company and was incorporated in Nevada on September 18, 2007. The Company has been and remains a “shell” company as defined in SEC Release No. 33-8587 at II A3.  New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, Axius intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents
Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2010 and 2009, the Company had $24,949 and $0 of cash, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Foreign Currency
Axius maintains both U.S. Dollar and Canadian Dollar bank accounts.  The functional currency is the U.S. Dollar.  Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction.  Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations.  Monetary assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in Canadian Dollars are translated at the average exchange rate.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Axius does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of prepaid accounting services of $3,000 and prepaid consulting services of $31,933 as of October 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s legal counsel as of October 31, 2010.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company has a note payable due to HMM Corporate Services Ltd. for $90,000 at October 31, 2010. The loan is unsecured, non-interest bearing and due on demand. The loan is expected to be converted to capital in the future.

HMM Corporate Services Ltd. is the Company’s second largest stockholder owning 425,000 shares of Company common stock or approximately 9.77% of all outstanding shares.  The sole officer and director of this company is Giovanni Battista Martelli.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 5 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the year ended October 31, 2010, a former officer of the company agreed to convert an amount owing to them of $22,250 to contributed capital.

The Company has 2,150,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of October 31, 2010.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – MATERIAL EVENTS

Completion of Acquisition or Disposition of Assets

On May 26, 2010, our former President, Chief Executive Officer, Principal Executive Officer and Director, Geraldine Gugol, along with our former Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director, Lelane E. Macatangay, have purchased our wind and solar powered boilers business in exchange for the forgiveness of $22,250 in debts we owed to them. Specifically, in accordance with “Assignment of Assets Agreement,” these officers and directors acquired all of our existing business and our assets in exchange for the cancellation of debt of $22,250 owed to such prior management advanced to pay professional services provided by our outside independent auditors for services rendered.  The $22,250 has been recorded as paid-in capital during the period ended July 31, 2010.

Changes in Control of Registrant

On May 26, 2010, United Management Ltd. (“United Management”) owned 50% by Roland Kaufman and 50% by Thierry Isaia and located at 6A Easa Al Gurg Tower, 6th Floor, Baiyas Road, P.O.Box 186549, Dubai UAE purchased an aggregate of one million two hundred thousand (1,200,000) restricted shares of Company’s common stock from its now former officers and/or directors as follows: Geraldine Gugol, formerly President, Chief Executive Officer, Principal Executive Officer and Director and Leilane E. Macatangay, formerly Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director each of whom sold their entire six hundred thousand (600,000) shares. As a result of this transaction, United Management now owns 55.81% of the issued and outstanding shares of our common stock. The cash consideration for this transaction amounted to $180,000.

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
OCTOBER 31, 2010

NOTE 7 – MATERIAL EVENTS (CONTINUED)

The new officers and directors of the Company are Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director.

As part of the transaction referred to above, prior management, in accordance with “Assignment of Assets Agreement” acquired all of the then Axius business and its assets in exchange for cancellation of debt of $22,250 owed to such prior management.

There are no arrangements or understandings among members of both former and new control groups and their associates with respect to election of directors or other matters.

NOTE 8 – LIQUIDITY AND GOING CONCERN

Axius, Inc. has negative working capital, has incurred losses since inception, and has received limited revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $120,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$20,740	$3,400
Less: valuation allowance	(20,740)	(3,400)
Net provision for Federal income taxes	$0	$0

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 9 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$40,740	$20,000
Less: valuation allowance	(40,740)	(20,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $120,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On Dec 13, 2010 Axius, Inc. incorporated a wholly owned subsidiary in Delaware called Dr. Jules Nabet Cosmetics, Inc. On January 4, 2011 this subsidiary entered into a North American Distribution agreement with French Cosmetics Centre of the UK to distribute a line of skincare products under the Dr. Jules Nabet brand.

On December 15, 2010 the Company executed a private placement subscription agreement and received $100,000 for 1,000,000 units (each unit consisting of 1 share of common stock and 1 warrant) at $.10 per unit with a related party.  The warrants expire in 60 months and have certain restrictions and are callable by the Company under certain conditions.  Five warrants can be exercised to purchase 1 share of common stock at $.50 per share.

Management has evaluated subsequent events through January 15, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

PART IV

Item 15:   Exhibits, Financial Statements Schedules

(a)  Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of October 31, 2010 and 2009,
F-3	Statement of Operations for the years ended October 31, 2010 and 2009 and the period from inception to October 31, 2010
F-4	Statement of Stockholders’ deficit for period from inception to October 31, 2010,
F-5	Statement of Cash Flows for the years ended October 31, 2010 and 2009 and the period from inception to October 31, 2010.
F-6	Notes to Financial Statements

(b)  Exhibits

Exhibits Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Exclusive North American Distributorship Agreement dated January 4, 2011 between French Cosmetics Centre, Ltd. and Dr. Jules Nabet Cosmetics, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2009 as amended.

13 Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axius, Inc.

By:	/s/Roland Kaufman
Roland Kaufman President, Chief Executive Officer, Principal Executive Officer, and Director
January 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Roland Kaufman
Roland Kaufman President, Chief Executive Officer, Principal Executive Officer, and Director
January 31, 2011

By:	/s/John Figliolini
John Figliolini Chief Financial Officer, Principal Accounting, Officer and Director
January 31, 2011

 14 Page