Form 10-Q
period 2011-01-31
Axius Inc.
filed 2011-03-15
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Smaller reporting company	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,050,000 common shares as of January 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-K are as follows:
F-1	Balance Sheets as of January 31, 2011 and October 31, 2010 (unaudited);
F-2	Statements of Operations for the three months ended January 31, 2011 and 2010 and period from September 18, 2007 (Inception) to January 31, 2011 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from September 18, 2007 (Inception) to January 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended January 31, 2011 and 2010 and period from September 18, 2007 (Inception) to January 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of January 31, 2011 and October 31, 2010

	January 31, 2011	October 31, 2010

ASSETS

Current Assets
Cash and equivalents	$103,957	$24,949
Prepaid expenses	30,433	34,933

TOTAL ASSETS	$134,390	$59,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to HMM Corporate Services Ltd.	$19,575	$90,000
Accrued liabilities	25,000	25,000
Total liabilities	44,575	115,000

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, shares issued and outstanding as of: 1/31/11 4,050,000 shares and 10/31/10 2,150,000 shares	4,050	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	251,200	63,100
Deficit accumulated during the development stage	(165,435)	(120,368)
Total stockholders’ equity (deficit)	89,815	(55,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$134,390	$59,882

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended January 31, 2011 and 2010 and
Period from September 18, 2007 (Inception) to January 31, 2011

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Period from September 18, 2007 (Inception) to January 31, 2011
REVENUES	$-0-	$-0-	$25,000

EXPENSES :
Professional fees	8,250	2,000	135,500
Consulting	25,000	-0-	43,067
General and administrative expenses	778	-0-	829
Computer and internet	1,040	-0-	1,040
Organization cost	6,565	-0-	6,565
Stock transfer agent	885	-0-	885
Telephone expense	408	-0-	408
Travel expense	2,141	-0-	2,141
TOTAL EXPENSES	45,067	2,000	190,435

LOSS FROM OPERATIONS	(45,067)	(2,000)	(165,435)

PROVISION FOR INCOME TAX	-0-	-0-	-0-

NET LOSS	$(45,067)	$(2,000)	$(165,435)

NET LOSS PER SHARE: BASIC AND DILUTED	$(.01)	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	2,420,109	2,150,000	2,150,000

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from September 18, 2007 (Inception) to January 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Inception, September 18, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash	2,150,000	2,150	40,850	0	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the period ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	2,150,000	2,150	63,100	(120,368)	(55,118)

Issuance of common stock for cash	1,000,000	1,000	99,000	-	100,000

Conversion of due to HMM to contributed capital	900,000	900	89,100	-	90,000

Net loss for the period ended January 31, 2011	-	-	-	(45,067)	(45,067)

Balance, January 31, 2011	4,050,000	$4,050	$251,200	$(165,435)	$89,815

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the three months ended January 31, 2011 and 2010 and
Period from September 18, 2007 (Inception) to January 31, 2011

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Period From September 18, 2007 (Inception) to January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(45,067)	$(2,000)	$(165,435)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,500	-0-	(30,433)
Increase (decrease) in accrued expenses	-0-	-0-	25,000

NET CASH USED BY OPERATING ACTIVITIES	(40,567)	(2,000)	(170,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	100,000	-0-	143,000
Increase in due to officer	19,575	2,000	41,825
Proceeds from note payable – related party	-0-	-0-	90,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	119,575	2,000	274,825

NET INCREASE IN CASH	79,008	-0-	103,957

Cash, beginning of period	24,949	-0-	-0-
Cash, end of period	$103,957	$-0-	$103,957

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital	$90,000	$-0-	$90,000

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended October 31, 2010.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected therein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents
Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2011 and October 31, 2010, the Company had $103,958 and $24,949 of cash, respectively.

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

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2011.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of prepaid consulting services of $30,433 and $34,933 as of January 31, 2011 and October 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s legal counsel as of January 31, 2011 and October 31, 2010.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

At October 31, 2010, the Company had a note payable due to HMM Corporate Services Ltd. for $90,000. The loan was unsecured, non-interest bearing and due on demand. On January 28, 2011, the loan was converted to 900,000 shares of common stock.

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

During the period ended January 31, 2011, 1,000,000 shares of Axius, Inc. was purchased by United Management LTD for $.10 and the $90,000 note payable due to HMM Corporate Services LTD was converted to 900,000 shares of common stock.

The Company has 4,050,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of January 31, 2011.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – MATERIAL EVENTS

On December 13, 2010, Axius (“The Company”) incorporated a wholly owned subsidiary in Delaware called Dr Jules Nabet Cosmetics, Inc.  On January 4, 2011 this subsidiary entered into a North American Distribution agreement with French Cosmetics Centre of the UK to distribute a line of skincare products under the Dr. Jules Nabet brand.

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

There has been no activity in the subsidiary other than an intercompany loan of $50,000.

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

NOTE 9 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $165,400 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$15,318	$20,740
Less: valuation allowance	(15,318)	(20,740)
Net provision for Federal income taxes	$0	$0

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

NOTE 9 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$56,243	$40,740
Less: valuation allowance	(56,243)	(40,740)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $120,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On or about February 22, 2011 AXIUS INC. (hereinafter the “Company”) in accordance with Board of Directors resolution, entered into an Assignment Agreement (hereinafter the ”Agreement”) with Alpha Global Industries Ltd. (hereinafter “AGI”) as relates to a Memo Of Understanding (hereinafter “MOU”) between AGI and French Cosmetic Center Ltd. (hereinafter “FC”) pursuant to which AGI is entitled to commissions on all amounts invoiced and collected by FC from Evora Cosmetic and Wellness (hereinafter “Evora”).

The number of shares of Common Stock issued under the Agreement was 2,000,000 and the consideration received was assignment of certain commissions to be received by AGI as referred to in aforesaid Agreement and MOU. No underwriters participated in this transaction and the securities were exempt from registration in accordance with Section 4(2) as a transaction by an issuer not involving a public offering with all 2,000,000 shares bearing a restricted legend under the Securities Act of 1933.

Management has evaluated subsequent events through March 11, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

Financing

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We will need financing in order to implement our business plan.

On December 15, 2010, United Management LTD purchased 1,000,000 shares of common stock for $100,000.  On January 28, 2011, $90,000 note payable due to HMM Corporate Services LTD was converted into 900,000 shares of common stock.

Management has also been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Periods Ended January 31, 2011 and 2010 and Period from September 18, 2007 (Date of Inception) until January 31, 2011

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010.  On October 26, 2010, we received $25,000 for consulting fees.

Our Operating Expenses during the three months ended January 31, 2011 were $45,067, compared with $2,000 for the three months ended January 31, 2010.  Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to January 31, 2011 were $190,435. We, therefore, recorded a net loss of $45,067 for the three months ended January 31, 2011, compared with a net loss for the three months ended January 31, 2010 of $2,000 and a net loss of $165,435 for the period from September 18, 2007 (Date of Inception) until January 31, 2011.

Liquidity and Capital Resources

As of January 31, 2011 we had total current assets of $134,390.  We had $44,575 in current liabilities as of January 31, 2011. Thus, we had working capital equity of $89,815 as of January 31, 2011.  The current liabilities are associated with loans from HMM and legal expense accruals.  The loan from HMM are for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to January 31, 2011.   The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.  The legal expense accrual is due to Gary Wolff PC.

Operating activities used $170,868 in cash for the period from September 18, 2007 (Date of Inception) until January 31, 2011. Financing Activities generated $274,825 in cash during the period from September 18, 2007 (Date of Inception) until January 31, 2011.

As of January 31, 2011, we have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

Going Concern

We have positive working capital, have incurred losses since inception, but have received revenues from sales of services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretr/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the year ended January 31, 2011.

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

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None, except as disclosed in two form 8-Ks each dated February 4, 2011 and an additional 8-K dated February 24, 2011, the latter of which is a “subsequent event”.

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

AXIUS, INC.

Date: March 11, 2011	By:	/s/ Roland Kaufman
Name: Roland Kaufman
Title: Chief Executive Officer

Date: March 11, 2011	By:	/s/ John Figliolini
Name: John Figliolini
Title: Chief Financial Officer