Form 10-Q
period 2011-04-30
Axius Inc.
filed 2011-06-10
CIK 1415935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-54400

Axius Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3574086
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,050,000 common shares as of June 7, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2011 and October 31, 2010 (unaudited);

F-2	Statements of Operations for the three and six months ended April 30, 2011 and 2010 and period from September 18, 2007 (Inception) to April 30, 2011 (unaudited);

F-3	Statements of Stockholders’ Deficit for period from September 18, 2007 (Inception) to April 30, 2011 (unaudited);

F-4	Statements of Cash Flows for the period ended April 30, 2011 and 2010 and period from September 18, 2007 (Inception) to April 30, 2011 (unaudited);

F-5	Notes to FinaNotes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of April 30, 2011 and October 31, 2010

	April 30, 2011	October 31, 2010

ASSETS

Current Assets
Cash and equivalents	$100,969	$24,949
Prepaid expenses	6,933	34,933
	107,902	59,882

Other Assets
Investment in French Cosmetic Centre Ltd	200,000	-0-
Inventory – cosmetics	44,352	-0-

	244,352	-0-

TOTAL ASSETS	$352,254	$59,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to HMM Corporate Services Ltd.	$19,575	$90,000
Accrued Liabilities	27,328	25,000
Total liabilities	46,903	115,000

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, shares issued and outstanding as of April 30, 2011 7,050,000 shares	7,050	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	548,200	63,100
Deficit accumulated during the development stage	(249,899)	(120,368)
Total stockholders’ equity (deficit)	305,351	(55,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$352,254	$59,882

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Six Months Ended April 30, 2011 and 2010 and
Period from September 18, 2007 (Inception) to April 30, 2011

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Six Months Ended April 30, 2011	Six Months Ended April 30, 2010	Period from September 18, 2007 (Inception) to April 30, 2011
Revenues
Foreign currency translation	$(2,994)	$-0-	$(2,994)	$-0-	$22,006

TOTAL GROSS LOSS	(2,994)	-0-	(2,994)	-0-	22,006

Expenses :
Professional fees	30,101	2,000	38,352	4,000	165,601
Consulting	32,039		57,039		75,106
General & administrative expenses	2,040		2,818		2,869
Computer and internet	214		1,254		1,254
Organization cost	-0-		6,565		6,565
Stock transfer agent	11,878		12,763		12,763
Telephone expense	-0-		408		408
Travel expense	5,198		7,338		7,339
TOTAL EXPENSES	$81,470	$2,000	$126,537	$4,000	$271,905

LOSS FROM OPERATIONS	(84,464)	$(2,000)	$(129,531)	$(4,000)	$(249,899)

PROVISIONS FOR INCOME TAX	-0-	$-0-	$-0-	$-0-	$-0-

NET LOSS	(84,464)	(2,000)	(129,531)	(4,000)	(249,899)

NET LOSS PER SHARE: BASIC AND DILUTED	(.01)	(.01)	(.03)	(.01)

Weighted average shares outstanding:
Basic and diluted	5,993,820	2,150,000	4,314,641	2,150,000

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from September 18, 2007 (Inception) to April 30, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Inception, September 18, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash	2,150,000	2,150	40,850	0	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the period ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	2,150,000	2,150	63,100	(120,368)	(55,118)

Issuance of common stock for cash	1,000,000	1,000	99,000	-	100,000

Conversion of due to HMM to contributed capital	900,000	900	89,100	-	90,000

Issuance of common stock for investment assignment	2,000,000	2,000	198,000	-	200,000

Issuance of common stock for cash	1,000,000	1,000	99,000	-	100,000

Net loss for the period ended April 30, 2011	-	-	-	(129,531)	(129,531)

Balance, April 30, 2011	7,050,000	$7,050	$548,200	$(249,899)	$305,351

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the six months ended April 30, 2011 and 2010 and
Period from September 18, 2007 (Inception) to April 30, 2011

	Six Months Ended April 30, 2011	Six Months Ended April 30, 2010	Period From September 18, 2007 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(129,531)	$(4,000)	$(249,899)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	28,000	-0-	(6,933)
Increase (decrease) in accrued expenses	2,328	(6,000)	27,328

NET CASH USED BY OPERATING ACTIVITIES	(99,203)	(10,000)	(229,504)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in inventory	(44,352)	-0-	(44,352)
NET CASH USED BY INVESTING ACTIVITIES	(44,352)	-0-	(44,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000	-0-	333,000
Increase (decrease) in due to officer	19,575	10,000	41,825
NET CASH PROVIDED BY FINANCING ACTIVITIES	219,575	10,000	374,825

NET INCREASE IN CASH	76,020	-0-	100,969

Cash, beginning of period	24,949	-0-	-0-
Cash, end of period	100,969	-0-	100,969

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital and investment assignment	$290,000	$-0-	$312,250

See accompanying notes to financial statements.

AXIUS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Axius, Inc. (“Axius” and the “Company”) is a development stage company and was incorporated in Nevada on September 18, 2007. The Company was a “shell” company as defined in SEC Release No. 33-8587 at II A3 until filing of Form 8-K on April 01, 2011.  New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, Axius intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele.

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

Cash and Cash Equivalents
Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2011 and October 31, 2010, the Company had $100,969 and $24,949 of cash, respectively.

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
April 30, 2011

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of prepaid consulting services of $6,933 as of April 30, 2011.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s legal counsel of $25,000 and outstanding invoices of $2,328 as of April 30, 2011.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

At November 30, 2010, the Company had a note payable due to HMM Corporate Services Ltd. for $109,575. The loan was unsecured, non-interest bearing and due on demand. On January 28, 2011, $90,000 of the loan was converted to 900,000 shares of common stock.

NOTE 5 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended April 30, 2011, 1,000,000 shares of Axius, Inc. was purchased by United Management LTD for $.10 per share, $90,000 of the note payable due to HMM Corporate Services LTD was converted to 900,000 shares of common stock, 2,000,000 shares with a value of $200,000 was issued to Alpha Global Industries, Ltd (AGI) for the assignment of AGIs future commissions from Evora, 1,000,000 shares was purchased by AGI for $100,000.

The Company has 7,050,000 shares of common stock and 0 shares of preferred stock issued and outstanding as of April 30, 2011.

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

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

On May 9, 2011 Dr Jules Nabet Cosmetics, Inc opened its online business.  Its website is: www.drjulesnabetskincare.com.

There is currently an intercompany loan of $108,710.

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

NOTE 9 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $249,899 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$44,041	$20,740
Less: valuation allowance	(44,041)	(20,740)
Net provision for Federal income taxes	$0	$0

AXIUS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

NOTE 9 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$84,966	$40,740
Less: valuation allowance	(84,966)	(40,740)
Net deferred tax asset	$0	$0

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

On May 9, 2011, the subsidiary commenced its online skincare products business.

Management has evaluated subsequent events through June 7, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

Company Overview

The Company was a “shell” company as defined in SEC Release No. 33-8587 at II A3 until filing of Form 8-K on April 01, 2011.  New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, Axius intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Financing

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We will need financing in order to implement our business plan.

On December 15, 2010, United Management LTD purchased 1,000,000 shares of common stock for $100,000.  On January 28, 2011, $90,000 note payable due to HMM Corporate Services LTD was converted into 900,000 shares of common stock.  On April 29, 2011, Alpha Global Industries, Ltd (AGI) purchased 1,000,000 shares of common stock for $100,000.

Management has also been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Periods Ended April 30, 2011 and 2010 and Period from September 18, 2007 (Date of Inception) until April 30, 2011

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010.  On October 26, 2010, we received $25,000 for consulting fees.

Our Operating Expenses during the three and six months ended April 30, 2011 were $81,470 and $126,537, compared with $2,000 and $4,000 for the three and six months ended April 30, 2010.  Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to April 30, 2011 were $271,905. We, therefore, recorded net losses of $84,464 and $129,531 for the three and six months ended April 30, 2011, compared with net losses of $2,000 and $4,000 for the three and six months ended April 30, 2010 and a net loss of $249,899 for the period from September 18, 2007 (Date of Inception) until April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011 we had total current assets of $107,902.  We had $46,903 in current liabilities as of April 30, 2011. Thus, we had working capital of $160,999 as of April 30, 2011.  The current liabilities are associated with loans from HMM, legal expense accruals and outstanding invoices.  The loan from HMM are for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to April 30, 2011.   The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.  The legal expense accrual is due to Gary Wolff PC.  The outstanding invoices are to various vendors for services rendered or products purchased.

Operating activities used $229,504 in cash for the period from September 18, 2007 (Date of Inception) until April 30, 2011. Investing activities used $44,352 in cash for the period from September 18, 2007 (Date of Inception) until April 30, 2011. Financing Activities generated $374,825 in cash during the period from September 18, 2007 (Date of Inception) until April 30, 2011.

As of April 30, 2011, we have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have positive working capital, have incurred losses since inception, have received revenues from sales of services and have commenced our online cosmetics business.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011.  This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2011.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None, except as disclosed in forms 8-K filed February 4, 2011, February 4, 2011, February 24, 2011, and May 2, 2011 the latter of which is a “subsequent event”.

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

AXIUS, INC.

June 10, 2011	By:	/s/ John Figliolini
Name: John Figliolini
Title: Chief Financial Officer