Form 10-Q
period 2011-07-31
Axius Inc.
filed 2011-09-14
CIK 1415935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 X .

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,703,500 common shares as of September 7, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
4	Balance Sheets as of July 31, 2011 and October 31, 2010 (unaudited);

5	Statements of Operations for the three and nine months ended July 31, 2011 and 2010 and period from September 18, 2007 (Inception) to July 31, 2011 (unaudited);

6	Statements of Stockholders’ Equity (Deficit) for period from September 18, 2007 (Inception) to July 31 2011 (unaudited);

7	Statements of Cash Flows for the nine months ended July 31, 2011 and 2010 and period from September 18, 2007 (Inception) to July 31, 2011 (unaudited);

8	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of July 31, 2011 and October 31, 2010

	July 31, 2011	October 31, 2010

ASSETS

Current Assets
Cash and equivalents	$106,104	$24,949
Prepaid expenses	4,164	34,933
Inventory – Cosmetics	46,632	-0-
	156,900	59,882

Other Assets
Investment in French Cosmetic Centre Ltd	200,000	-0-
	200,000	-0-

TOTAL ASSETS	$356,900	$59,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to HMM Corporate Services Ltd.	$19,575	$90,000
Accrued Liabilities	42,985	25,000
Total liabilities	62,560	115,000

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, shares issued and outstanding as of July 31, 2011 10,703,500 shares (December 31, 2010 – 2,150,00 shares)	10,704	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	909,897	63,100
Deficit accumulated during the development stage	(626,261)	(120,368)
Total stockholders’ equity (deficit)	294,340	(55,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$356,900	$59,882

See accompanying notes to financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and Nine Months Ended July 31, 2011 and 2010 and

Period from September 18, 2007 (Inception) to July 31, 2011

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Nine Months Ended July 31, 2011	Nine Months Ended July 31, 2010	Period from September 18, 2007 (Inception) to July 31, 2011
Revenues
Consulting	$-0-	$-0-	$-0-	$-0-	$25,000
Foreign currency translation	(371)	-0-	(3,365)	-0-	(3,365)
Sales	611	-0-	611	-0-	611
TOTAL INCOME	240	-0-	(2,754)	-0-	22,246

COST OF GOODS SOLD
Cost of goods sold - cosmetics	1,006	-0-	1,006	-0-	1,006
TOTAL COGS	1,006	-0-	1,006	-0-	1,006
TOTAL GROSS PROFIT (LOSS)	(766)	-0-	(3,760)	-0-	21,240

Expenses:
Professional fees	11,604	82,500	26,794	86,500	154,044
Communication	1,374	-0-	1,996	-0-	1,996
Consulting	315,817	-0-	396,018	-0-	414,085
Finance charge	13,412	-0-	13,412	-0-	13,412
General & administrative	11,604	-0-	13,034	-0-	13,085
Marketing	7,489	-0-	8,489	-0-	8,489
Organization cost	-0-	-0-	6,565	-0-	6,565
Payroll	2,844	-0-	2,844	-0-	2,844
Stock transfer agent	1,481	-0-	14,244	-0-	14,244
Technology	1,445	-0-	2,485	-0-	2,485
Travel	8,526	-0-	16,252	-0-	16,252
TOTAL EXPENSES	375,596	82,500	502,133	86,500	647,501

LOSS FROM OPERATIONS	(376,362)	(82,500)	(505,893)	(86,500)	(626,261)

PROVISIONS FOR INCOME TAX	-0-	-0-	-0-	-0-	-0-

NET LOSS	$(376,362)	$(82,500)	$(505,893)	$(86,500)	$(626,261)

NET LOSS PER SHARE: BASIC AND DILUTED	$(.04)	$(.04)	$(.08)	$(.04)

Weighted average shares outstanding: Basic and diluted	8,677,125	2,150,000	5,784,782	2,150,000

See accompanying notes to financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

Period from September 18, 2007 (Inception) to July 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Inception, September 18, 2007	-	$-	$-	$-	$-

Issuance of common stock for cash	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the year ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	2,150,000	2,150	63,100	(120,368)	(55,118)

Issuance of common stock for cash	5,653,500	5,654	559,697	-	565,351

Conversion of due to HMM to contributed capital	900,000	900	89,100	-	90,000

Issuance of common stock for investment assignment	2,000,000	2,000	198,000	-	200,000

Net loss for the period ended July 31, 2011	-	-	-	(505,893)	(505,893)

Balance, July 31, 2011	10,703,500	$10,704	$909,897	$(626,261)	$294,340

See accompanying notes to financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended July 31, 2011 and 2010 and

Period from September 18, 2007 (Inception) to July 31, 2011

	Nine Months Ended July 31, 2011	Nine Months Ended July 31, 2010	Period From September 18, 2007 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(505,893)	$(86,500)	$(626,261)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	30,770	(7,500)	(4,163)
Increase (decrease) in accrued expenses	17,985	-0-	42,985
NET CASH USED BY OPERATING ACTIVITIES	(457,138)	(94,000)	(587,439)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in inventory	(46,632)	-0-	(46,632)
NET CASH USED BY INVESTING ACTIVITIES	(46,632)	-0-	(46,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	565,350	-0-	608,350
Increase (decrease) in due to officer	19,575	(16,000)	41,825
Proceeds from note payable – related	-0-	90,000	90,000
Additional Paid-In Capital	-0-	20,000	-0-
NET CASH PROVIDED BY FINANCING ACTIVITIES	584,925	94,000	740,175

NET INCREASE IN CASH	81,155	-0-	106,104

Cash, beginning of period	24,949	-0-	-0-
Cash, end of period	$106,104	$-0-	$106,104

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital and investment assignment	$290,000	$-0-	$312,250

See accompanying notes to financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

Axius, Inc. 100% Wholly owned subsidiary, Dr. Jules Nabet Cosmetics, Inc. distributs a line of 10 Skin Creams developed by Dr. Jules Nabet. Dr. Jules Nabet Cosmetics owns the North American rights and worldwide Internet rights to these products.

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

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2011 and October 31, 2010, the Company had $106,104 and $24,949 of cash, respectively.

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

July 31, 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of prepaid rent of $4,164 as of July 31, 2011.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s legal counsel of $25,000 and outstanding invoices of $17,985 as of July 31, 2011.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

At November 30, 2010, the Company had a note payable due to HMM Corporate Services Ltd. for $109,575. The loan was unsecured, non-interest bearing and due on demand. On January 28, 2011, $90,000 of the loan was converted to 900,000 shares of common stock.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 5 – COMMON STOCK

The Company has 100,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended July 31, 2011, 1,000,000 shares of Axius, Inc. were purchased by United Management LTD for $.10 per share, $90,000 of the note payable due to HMM Corporate Services LTD was converted to 900,000 shares of common stock, 2,000,000 shares with a value of $200,000 was issued to Alpha Global Industries, Ltd (AGI) for the assignment of AGIs future commissions from Evora, 1,000,000 shares was purchased by AGI for $100,000, 700,000 shares was purchased by Roland Kaufman at $.10 per share for $70,000, 2,953,500 shares of Axius were issued for services rendered at $.10 per share with a value $295,350 as follows:  1,000,000 shares to Roland Kaufman; 1,000,000 shares to John Figliolini; 100,000 shares to Gary Wolff; 500,000 shares to Dr. Jules Nabet; 3,500 shares to Brown Brothers Harriman & Co; 250,000 shares to Dr. Kathy Gohar; 100,000 shares to Yann Mrazek.

The Company has 10,703,500 shares of common stock and 0 shares of preferred stock issued and outstanding as of July 31, 2011.

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

There is currently an intercompany loan of $139,493.

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

NOTE 8 – INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $626,261 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$172,004	$20,740
Less: valuation allowance	(172,004)	(20,740)
Net provision for Federal income taxes	$0	$0

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$212,744	$40,740
Less: valuation allowance	(212,744)	(40,740)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $120,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

On December 13, 2010 Axius, Inc. incorporated a wholly owned subsidiary in Delaware called Dr. Jules Nabet Cosmetics, Inc. On January 4, 2011 this subsidiary entered into a North American Distribution agreement with French Cosmetics Centre of the UK to distribute a line of skincare products under the Dr. Jules Nabet brand.

On May 9, 2011, the subsidiary commenced its online skincare products business.

Management has evaluated subsequent events through September 7, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

On December 15, 2010, United Management LTD purchased 1,000,000 shares of common stock for $100,000. On January 28, 2011, $90,000 note payable due to HMM Corporate Services LTD was converted into 900,000 shares of common stock. On April 29, 2011, Alpha Global Industries, Ltd (AGI) purchased 1,000,000 shares of common stock for $100,000. On June 20, 2011, Roland Kaufman purchased 700,000 shares of common stock for $70,000; 2,953,500 shares were issued for services rendered at $.10 per share with a value $295,350 as follows: 1,000,000 shares to Roland Kaufman; 1,000,000 shares to John Figliolini; 100,000 shares to Gary Wolff; 500,000 shares to Dr. Jules Nabet; 3,500 shares to Brown Brothers Harriman & Co; 250,000 shares to Dr. Kathy Gohar; 100,000 shares to Yann Mrazek.

Management has also been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Periods Ended July 31, 2011 and 2010 and Period from September 18, 2007 (Date of Inception) until July 31, 2011

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010. On October 26, 2010, we received $25,000 for consulting fees and for the third quarter of 2011, our subsidiary, Dr. Jules Nabet Cosmetics Inc., generated sales of $611 from its cosmetic line.

Our Operating Expenses during the three and nine months ended July 31, 2011 were $375,596 and $502,133, compared with $82,500 and $86,500 for the three and nine months ended July 31, 2010. Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to July 31, 2011 were $647,501. We, therefore, recorded net losses of $376,362 and $505,893 for the three and nine months ended July 31, 2011, compared with net losses of $82,500 and $86,500 for the three and nine months ended July 31, 2010 and a net loss of $626,261 for the period from September 18, 2007 (Date of Inception) until July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2011 we had total current assets of $156,900. We had $62,560 in current liabilities as of July 31, 2011. Thus, we had working capital of $94,340 as of July 31, 2011. The current liabilities are associated with loans from HMM, legal expense accruals and outstanding invoices. The loan from HMM are for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to July 31, 2011. The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future. The legal expense accrual is due to Gary Wolff PC. The outstanding invoices are to various vendors for services rendered or products purchased.

Operating activities used $587,439 in cash for the period from September 18, 2007 (Date of Inception) until July 31, 2011. Investing activities used $46,632 in cash for the period from September 18, 2007 (Date of Inception) until July 31, 2011. Financing Activities generated $740,175 in cash during the period from September 18, 2007 (Date of Inception) until July 31, 2011.

As of July 31, 2011, we had sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have positive working capital, have incurred losses since inception, have received revenues from sales of services and the sale products from our online cosmetics business. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011. This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the nine months ended July 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as disclosed in forms 8-K filed February 4, 2011, February 24, 2011, and May 2, 2011 the latter of which is a “subsequent event”.

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

AXIUS, INC.

Date	By:	/s/ John Figliolini
Name John Figliolini
Title Chief Financial Officer