Form 10-K
period 2011-10-31
Axius Inc.
filed 2012-02-08
CIK 1415935

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2011

AXIUS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-3574086
(State of incorporation)	(IRS Employer Identification Number)

6A Easa Al Gurg Tower, 6th Floor
Baiyas Road, P.O. Box 186549
Dubai UAE
(Address of principal executive offices)

Registrant's telephone number, including area code:   00971 44475722

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock $0.001 par value

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      . No  X .

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes      . No  X .

As of February 3, 2012 the Registrant had 11,250,000 shares of common stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on January 30, 2012 was $15,662,500.

PART I

ITEM 1.  BUSINESS

Axius, Inc. (“Axius” or the “Company”) is a development stage company and was incorporated in Nevada on September 18, 2007. The Company was a “shell” company as defined in SEC Release No. 33-8587 at II A3 until filing of Form 8-K on April 1, 2011. New Management is developing the company into a business incubator and holding company. Axius seeks companies which have established products in the market place as portfolio companies or established products which Axius can wrap business around. In either case, Axius will bring on board a proper management team and financing to expand product sales and business growth. Axius, Inc. is focused on product/ brand success rather than focusing on any particular industry group. By concentrating our efforts on established brands even in a mature or non- sexy industry and applying the correct amount of marketing focus, manufacturing prowess and financing behind it, we believe we can effectively improve margins and deliver sales.

On Dec 13, 2010 Axius, Inc. incorporated a wholly owned subsidiary in Delaware called Dr. Jules Nabet Cosmetics, Inc. On January 4, 2011 this subsidiary entered into a North American Distribution agreement with French Cosmetics Centre of the UK to distribute a line of skincare products under the Dr. Jules Nabet brand.  Axius, Inc.’s 100% wholly owned subsidiary, Dr. Jules Nabet Cosmetics, Inc. distributes a line of 10 skin creams developed by Dr. Jules Nabet.  Dr. Jules Nabet Cosmetics owns the North American rights and worldwide internet rights to these products.

On May 9, 2011, Dr. Jules Nabet Cosmetics, Inc. opened its online business.  Its website is www.drjulesnabetskincare.com.

Item 1A:  RISK FACTORS

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain statements in this report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

WE HAVE A LIMITED OPERATING HISTORY WITH OUR CURRENT PRODUCTS AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

As a result of the Company’s limited operating history with products, the current difficult economic conditions of the marketplace and the competition in the industry, it may be difficult for you to assess our growth and earnings potential. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein.  We may continue to face these difficulties in the future, some of which may be beyond our control.  If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

The Company only has limited operating history as an independent public company.  The business has operated at a loss for the last couple years, and such losses may continue or increase. We may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses.  The Company had losses from operations of approximately $624,459 and $61,368 for the years ended October 31, 2011 and 2010, respectively, and cash used in operating activities of approximately $335,737 and $65,051 during the years ended October 31, 2011 and 2010, respectively.  The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has received a report from its independent auditors for the fiscal years ended October 31, 2011 and October 31, 2010 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to our financial statements as a result of the going concern modification to the report of our independent registered public accounting firm.  If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our financial statements Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

There can be no assurance that management’s plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business, and operations and result in charges that would be material to our business and results of operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable, and we expect them to fluctuate in the future due to a number of factors, including the following:

•

the timing of sales of our products and services, particularly in light of our minimal sales history;

•

the introduction of competitive products by existing or new competitors;

•

reduced demand for any given product;

•

difficulty in obtaining a supply for our products;

•

difficulty in keeping current with changing technologies;

•

unexpected delays in introducing new products, new features and services;

•

the timing of product implementation, particularly large design projects;

•

increased or uneven expenses, whether related to sales and marketing, product development, or administration;

•

deferral of recognition of our revenue in accordance with applicable accounting principles, due to the time required to complete projects;

•

seasonality in the end-of-period buying patterns of foreign and domestic markets;

•

the mix of product license and services revenue; and

•

costs related to possible acquisitions of technology or businesses.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If this is the case, the market price of our stock would likely decline.

WE DEPEND ON THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS FOR AXIUS, INC.

We do not have the internal capability to manufacture products.  We use third party manufacturing companies to produce the products.  Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply product to our customers. Such an interruption could cause us to incur substantial costs and our ability to generate revenue may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.  Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of these products.

LOSS OF THE SERVICES OF KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS COULD MATERIALLY HARM OUR BUSINESS.

We are dependent on our key officers and directors, including Roland Kaufman, Chief Executive Officer and John Figliolini, Chief Financial Officer.  The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.  Such a loss would also divert management attention away from operational issues.

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

The Company may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of the Company.  The Company may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company’s operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the Company’s business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company. Furthermore, through the acquisition of additional businesses, the Company may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While the Company may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, the Company, in all likelihood, will have the ability to effect only a single business acquisition at one time.  Currently, the Company has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

THE INDUSTRIES IN WHICH WE COMPETE ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE.

We participate in a highly dynamic industries characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

If working capital or future acquisitions are financed through the issuance of equity securities, .Axius, Inc’s stockholders would experience significant dilution.  Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Axius, Inc’s Common Stock.

If Axius, Inc. is unable to obtain funds from the equity financing, management believes that the Company can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

WE FACE INTENSE PRICE-BASED COMPETITION FOR OUR PRODUCTS, WHICH COULD REDUCE PROFIT MARGINS.

Price competition is often intense in this market. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

WE MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES.

We may distribute some of our products through resellers and distributors.  To effectively do so, we must establish and maintain good working relationships with these resellers and distributors. If we are unsuccessful in establishing and maintaining relationships with resellers and distributors or with new resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected.

THE LIMITED SCOPE OF RESULTS OF OUR RESEARCH AND DEVELOPMENT MAY LIMIT OUR ABILITY TO EXPAND OR MAINTAIN ITS SALES AND PRODUCTS IN A COMPETITIVE MARKETPLACE.

The Company currently has no plans to engage in research and development of new products or improvements on existing technologies.  Failure to engage in such research and to develop new technologies or products or upgrades, enhancements, applications or uses for existing technologies may place the Company at a competitive disadvantage in the marketplace for its products.  As no current research and development program currently exists within the Company, any future research and development programs could cause us to incur substantial fixed costs, which may result in such programs being prohibitively expensive to initiate without substantial additional financing being obtained on favorable terms.  Also, the lack of any current research and development program may result in an extended launch period for a research and development program at a point in our business when time is of the essence.  These delays could have a material adverse effect on the amount and timing of future revenues.

Such limited research and development may also adversely affect the ability of Axius, Inc. to test any new technologies, which may be established in the future in order to determine if they are successful.  If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

IF WE MUST RESTRUCTURE OUR OPERATIONS, VALUABLE RESOURCES WILL BE DIVERTED FROM OTHER BUSINESS OBJECTIVES.

We intend to continually evaluate our product and corporate strategy. We have in the past undertaken, and will in the future undertake, organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

WE RELY ON THIRD PARTY TECHNOLOGIES, WHICH MAY NOT SUPPORT OUR PRODUCTS.

Our software products are designed to run on the Microsoft® Windows® operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support.  Moreover, if our products and technology are not compatible with new developments from industry leaders, such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

WE FACE AGGRESSIVE COMPETITION IN MANY AREAS OF THE BUSINESS, AND THE BUSINESS WILL BE HARMED IF WE FAIL TO COMPETE EFFECTIVELY.

We encounter aggressive competition from numerous competitors in many areas of our business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. Our competition may engage in research and development to develop new products and periodically enhance existing products in a timely manner, while we have no established plan or intention to engage in any manner of research or development. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

We are dependent on external financing to fund our operations. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business and us.

ROLAND KAUFMAN, CEO, AND JOHN FIGLIOLINI, CFO, OF AXIUS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS UNTESTED.

We have only recently assembled our management team and have made changes in our operating structure.  Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships.  As a result, we may be unable to effectively develop and sell our products and the Company, as a business, may fail.

WE MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights.  Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

In addition, third parties who claim that our products infringe the intellectual property rights of others may sue us.  This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved.  Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

●

cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;

●

obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●

redesign our products, which would be costly and time-consuming.

IF OUR TECHNOLOGIES AND PRODUCTS CONTAIN DEFECTS OR OTHERWISE DO NOT WORK AS EXPECTED, WE MAY INCUR SIGNIFICANT EXPENSES IN ATTEMPTING TO CORRECT THESE DEFECTS OR IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

Products are not currently accurate in every instance, and may never be. We could inadvertently have sold products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future on our common stock. Any future dividends will depend on our earnings, if any, and our financial requirements.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

There has been a limited public market for our common stock and there can be no assurance that there will be an active trading market for our stock. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Item 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

ITEM 4:  RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASE OF EQUITY SECURITIES.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the symbol "AXIU." The following table shows the high and low closing prices for the periods indicated.

Fiscal Year	High	Low
-----------------------------------------	---------------	----------
2011

First Quarter	$0.35	$0.35
Second Quarter	$0.35	$0.35
Third Quarter	$3.00	$1.00
Fourth Quarter	$4.25	$2.78
2010

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$0.35	$0.35
Fourth Quarter	$0.35	$0.35

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

On October 31, 2011, our stock price closed at bid price of $3.50 per share.

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

Holders of Common Equity

 As of October 31, 2011, the number of record holders of our common shares were approximately 37.

Dividends.

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

Common Stock

Each holder of our common stock is entitled to one vote for each share held of record. Holders of our common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Common Stock are entitled to receive our net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future.  We anticipate that any earnings generated from operations will be used to finance our growth.

As of October 31, 2011, there are 90,000,000 shares of Common Stock authorized, $0.001 par value, and 11,000,000 shares were issued and outstanding.

As of October 31, 2010, there are 90,000,000 shares of Common Stock authorized, $0.001 par value, and 2,150,000 shares were issued and outstanding.

Options and Warrants

The Company did not issue any stock options for the fiscal years ended October 31, 2011 and 2010.

ITEM 6.  SELECTED FINANCIAL DATA

None

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements and Risk Factors included in this filing.

Overview and Plan of Operation

The Company was a “shell” company as defined in SEC Release No. 33-8587 at II A3 until filing of Form 8-K on April 01, 2011. New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, Axius intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Financing

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We will need financing in order to implement our business plan. On December 15, 2010, United Management LTD purchased 1,000,000 shares of common stock for $100,000. On January 28, 2011, $90,000 note payable due to HMM Corporate Services LTD was converted into 900,000 shares of common stock. On April 29, 2011, Alpha Global Industries, Ltd (AGI) purchased 1,000,000 shares of common stock for $100,000. On June 20, 2011, Roland Kaufman purchased 700,000 shares of common stock for $70,000.

Results of Operations 2011 Compared to 2010

Total revenues decreased $17,163 (68.6%) for the fiscal year ended October 31, 2011 to $7,837 as compared to $25,000 for the fiscal year ended October 31, 2010. This decrease is mainly attributed to no longer receiving consulting fees.  For the fiscal year ended October 31, 2011, our subsidiary, Dr. Jules Nabet Cosmetics Inc., generated 100% of sales.

Our Operating Expenses during the fiscal year ended October 31, 2011 were $630,391, compared with $86,368 for the fiscal year ended October 31, 2010. Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to October 31, 2011 were $775,759.  Increase in operating expenses during fiscal year ended October 31, 2011, of $544,023 or 629% was a result of selling expenses of $54,054 and stock-based compensation of $295,000 as well as increase in general & administrative expenses of $164,426 due to newly formed wholly owned subsidiary, Dr. Jules Nabet Cosmetics, Inc.

We, therefore, recorded net losses of $629,172 and $61,368 for the fiscal years ended October 31, 2011 and 2011, respectively, and a net loss of $749,540 for the period from September 18, 2007 (Date of Inception) until October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011 we had total current assets of $87,197. We had $56,490 in current liabilities as of October 31, 2011. Thus, we had working capital of $30,707 as of October 31, 2011. The current liabilities are associated with outstanding invoices.  We have no commitment from any officer or director to advance funds in the future. The outstanding invoices are to various vendors for services rendered or products purchased.

Cash used in operating activities. The Company used $335,737 in cash for operating activities for the year ended October 31, 2011 as compared to $65,051 in the prior fiscal year. The increase in cash used in operating activities is primarily the result of operating newly formed subsidiary, Dr. Jules Nabet Cosmetics, Inc.  Operating activities used $443,788 in cash for the period from September 18, 2007 (Date of Inception) until October 31, 2011.

Cash used in investing activities. The Company has not used any cash in investing activities as of October 31, 2011.

Cash provided by financing activities. The Company generated $344,575 from financing activities for the year ended October 31, 2011 as a result of net proceeds from the sales of Common Stock and proceeds received from a note payable.  During fiscal year ended October 31, 2010, the Company generated $90,000 through issuance of related party note which was converted into stock during fiscal year 2011.  Financing Activities generated $477,575 in cash during the period from September 18, 2007 (Date of Inception) until October 31, 2011.

As of October 31, 2011, we had sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended October 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

As of October 31, 2011, there were no off balance sheet arrangements..

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of October 31, 2011, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be effective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, that our internal control over financial reporting has been effective.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages and position as of October 31, 2011, are as follows:

Name	Age	Position	Director Since

Roland Kaufman	59	President, CEO Principal Executive	May 26, 2010
Officer and Director

John Figliolini	50	Chief Financial Officer, Principal	May 26, 2010
Accounting Officer and Director

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

From 1992 to 1997 Mr. Figliolini Founded and operated Berkshire International Finance, Inc. (New York). During that time as President of the firm Mr. Figliolini assisted thirty-five public and private companies in raising over $350 Million in equity capital. During the same time Mr. Figliolini co-founded and advised three Offshore Venture Capital Funds. From 1998 to 2003 Mr. Figliolini Founded and operated an SEC registered broker/dealer which made NASDAQ and OTC markets in 1,000 securities.

Additionally:

1. From January 2005-2008 Mr. Figliolini Founded and operated Fig Leaf Enterprises, Inc. (Ontario Corp) which did business consulting for both private and public companies. The consulting work revolved around assisting companies in going public via Reverse Takeover Offering (RTO) and capital raising.

2. From January 2008- to present Mr. Figliolini incorporated Berkshire International Finance, Inc. in Ontario and continued to assist companies in their capital raising needs.

Mr. Figliolini is a dual Citizen of the US and Canada currently living in Windsor, Ontario.

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

ITEM 11.  EXECUTIVE COMPENSATION

During the fiscal year ended October 31, 2011, John Figliolini and Ronald Kaufmann each received 1,000,000 shares of our Common Stock for services rendered.

No officer or director of Registrant received any other compensation in the form of salary, bonus, stock awards, option awards, incentive plan compensation, deferred compensation or any other compensation for services rendered in any and all capacities for our fiscal years ended October 31, 2011 and October 31, 2010.

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

Director Compensation

We have not paid any compensation to our directors in the form of cash at this time. However we reserve the right to compensate our directors in the future with cash, stock options or a combination of the foregoing.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fee or other cash compensation for services rendered as directors in the fiscal year ended October 31, 2011.

Stock Option Plan

As of October 31, 2011 we did not have a stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of the Company’s common stock by each of its officers and directors, by each person known by the Company to beneficially own more than 5% of common stock and by officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 11,000,000 shares of common stock issued and outstanding on October 31, 2011.

Ownership of Common Stock

Name and address of new beneficial owner	Amount of Beneficial Ownership	Approximate Percent of Class of Common Stock

United Management Ltd. Cramer Salamian LLC Mr. Yann Mrazek 6A Easa Al Gurg Tower 6th Floor, Baniyas Road P.O. Box 186549 Dubai United Arab Emirates	2,200,000(1)	20.0%
HMM Corporate Services Ltd. 6A Easa Al Gurg Tower 6th Floor, Baniyas Road P.O. Box 186549 Dubai, United Arab Emirates	1,325,000	12.0%

All directors and executive
Officers as a group (2 persons)	4,100,000 (2)	37.3%

(1) United Management Ltd. Is 50% owned by Roland Kaufman (our President) and 50% owned by Theirry Isaia..

(2) Includes Roland Kaufman’s 50% interest in United Management, Ltd.

There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended October 31, 2011 and October 31, 2010 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit Fees	$16,500	$9,000
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$16,500	$9,000

There were no other audit related fees or other fees paid during the last two fiscal years.  We do not presently have an audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-3	Report of Independent Registered Public Accounting Firm
F-4	Balance Sheets as of October 31, 2011 and 2010,
F-5	Statement of Operations for the years ended October 31, 2011 and 2010 and the period from inception to October 31, 2011
F-6	Statement of Stockholders’ deficit for period from inception to October 31, 2011,
F-7	Statement of Cash Flows for the years ended October 31, 2011 and 2010 and the period from inception to October 31, 2011.
F-8	Notes to Financial Statements

(b)

Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Exclusive North American Distributorship Agreement dated January 4, 2011 between French Cosmetics Centre, Ltd. and Dr. Jules Nabet Cosmetics, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2009 as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Axius, Inc.

                                                     By: /s/ Roland Kaufman

    President, Chief Executive Officer,

    Principal Executive Officer, and Director

    February 3, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

 /s/ Roland Kaufman

Roland Kaufman

President, Chief Executive Officer,

Principal Executive Officer, and Director

February 3, 2012

By:

 /s/ John Figliolini

John Figliolini

Chief Financial Officer,

Principal Accounting, Officer and Director

February 3, 2012

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

OCTOBER 31, 2011

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2011

Report of Independent Registered Public Accounting Firm	F - 3

Consolidated Balance Sheets as of October 31, 2011 and 2010	F - 4

Consolidated Statements of Operation for the years ended October 31, 2011 and 2010 and the period from September 18, 2007 (Date of Inception) to October 31, 2011	F - 5

Consolidated Statement of Stockholders’ Equity (Deficit) as of October 31, 2011	F - 6

Consolidated Statements of Cash Flows for the years ended October 31, 2011 and 2010 and the period from September 18, 2007 (Date of Inception) to October 31, 2011	F - 7

Notes to the Consolidated Financial Statements	F - 8

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Axius, Inc.

Dubai, UAE

We have audited the accompanying consolidated balance sheets of Axius, Inc., as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from September 18, 2007 (date of inception) to October 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axius, Inc., as of October 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period from September 18, 2007 (date of inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Axius, Inc. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 2, 2012

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$33,787	$24,949
Inventory	45,976	-
Due from supplier	3,834	-
Prepaid expenses	3,600	34,933
Total Current Assets	87,197	59,882

Intangible Asset, net	170,003	-

TOTAL ASSETS	$257,200	$59,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$11,915	$-
Accrued expenses	-	25,000
Notes payable – related party	44,575	90,000
Total Liabilities	56,490	115,000

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 11,000,000 and 2,150,000 shares issued and outstanding	11,000	2,150
Preferred stock, $.001 par value, 10,000,000 share authorized, no shares issued or outstanding	-	-
Additional paid-in capital	939,250	63,100
Deficit accumulated during the development stage	(749,540)	(120,368)
Total Stockholders’ Equity (Deficit)	200,710	(55,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$257,200	$59,882

See accompanying notes to the consolidated financial statements.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATION

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

PERIOD FROM SEPTEMBER 18, 2007 (INCEPTION) TO OCTOBER 31, 2011

	Year ended October 31, 2011	Year ended October 31, 2010	Period from September 18, 2007 (Inception) to October 31, 2011

REVENUES	$7,837	$25,000	$32,837

COST OF GOODS SOLD	1,905	-	1,905

GROSS PROFIT	5,932	25,000	30,932

OPERATING EXPENSES
Selling	54,054	-	54,054
Professional fees	45,588	68,250	172,838
Consulting fees	120,053	18,067	138,120
Salaries, wages and taxes	22,230	-	22,230
Amortization	29,997	-	29,997
General and administrative	63,469	51	63,520
Stock-based compensation	295,000	-	295,000
TOTAL EXPENSES	630,391	86,368	775,759

LOSS FROM OPERATIONS	(624,459)	(61,368)	(744,827)

OTHER EXPENSES
Foreign currency transaction adjustment	4,713	-	4,713
TOTAL OTHER EXPENSES	4,713	-	4,713

LOSS BEFORE PROVISION FOR INCOME TAXES	(629,172)	(61,368)	(749,540)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(629,172)	$(61,368)	$(749,540)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,069,863	2,150,000

See accompanying notes to the consolidated financial statements.

AXIUS, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM SEPTEMBER 18, 2007 (INCEPTION) TO OCTOBER 31, 2011

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, September 18, 2007	-	$ -	$ -	$ -	$ -

Issuance of common stock for cash	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the year ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	2,150,000	2,150	63,100	(120,368)	(55,118)

Conversion of note payable to stock	900,000	900	89,100	-	90,000

Stock issued in exchange for investment	2,000,000	2,000	198,000	-	200,000

Issuance of common stock for cash	3,000,000	3,000	297,000	-	300,000

Issuance of common stock for services	2,950,000	2,950	292,050	-	295,000

Net loss for the year ended October 31, 2011	-	-	-	(629,172)	(629,172)

Balance, October 31, 2011	11,000,000	$ 11,000	$ 939,250	$ (749,540)	$ 200,710

See accompanying notes to the consolidated financial statements.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

PERIOD FROM SEPTEMBER 18, 2007 (INCEPTION) TO OCTOBER 31, 2011

	Year ended October 31, 2011	Year ended October 31, 2010	Period from September 18, 2007 (Inception) to October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(629,172)	$(61,368)	$(749,540)
Change in non-cash working capital items:
Amortization	29,997	-	29,997
Stock based compensation	295,000	-	295,000
Changes in assets and liabilities:
(Increase) in inventory	(45,976)	-	(45,976)
(Increase) in due from supplier	(3,834)	-	(3,834)
(Increase) decrease in prepaid expenses	31,333	(34,933)	(3,600)
Increase in accounts payable	11,915	-	11,915
Increase (decrease) in accrued expenses	(25,000)	25,000	-
Increase in due to officer	-	6,250	22,250
NET CASH USED IN OPERATING ACTIVITIES	(335,737)	(65,051)	(443,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	300,000	-	343,000
Proceeds from notes payable – related party	44,575	90,000	134,575
NET CASH PROVIDED BY FINANCING ACTIVITIES	344,575	90,000	477,575

NET INCREASE IN CASH	8,838	24,949	33,787

Cash and cash equivalents, beginning of period	24,949	-	-
Cash and cash equivalents, end of period	$33,787	$24,949	$33,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of due to officer to contributed capital	$-	$22,250	$22,250
Conversion of note payable – related party to common stock	$90,000	$-	$90,000
Common stock issued for investment	$200,000	$-	$200,000

See accompanying notes to the consolidated financial statements.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Axius, Inc. (“Axius” and the “Company”) is a development stage company and was incorporated in Nevada on September 18, 2007. The Company was a “shell” company as defined in SEC Release No. 33-8587 at II A3 until filing of Form 8-K on April 1, 2011.  New management is in the process of determining the course(s) of business and/or acquisition of assets that the Company may intend to pursue. In that regard, Axius intends to link world cultures and business enterprise together under a common umbrella in Dubai, UAE; its mission being to improve business effectiveness within the Middle East and Africa region, by integrating International Business Standards to its clientele.

On Dec 13, 2010 Axius, Inc. incorporated a wholly owned subsidiary in Delaware called Dr. Jules Nabet Cosmetics, Inc. On January 4, 2011 this subsidiary entered into a North American Distribution agreement with French Cosmetics Centre of the UK to distribute a line of skincare products under the Dr. Jules Nabet brand.  Axius, Inc.’s 100% wholly owned subsidiary, Dr. Jules Nabet Cosmetics, Inc. distributes a line of 10 skin creams developed by Dr. Jules Nabet.  Dr. Jules Nabet Cosmetics owns the North American rights and worldwide internet rights to these products. On May 9, 2011, Dr. Jules Nabet Cosmetics, Inc. opened its online business.  Its website is www.drjulesnabetskincare.com.

Principles of Consolidation

The consolidated financial statements include the accounts of Axius, Inc. and its wholly owned subsidiary Dr. Jules Nabet Cosmetics, Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered cash and cash equivalents.  At October 31, 2011 and 2010, the Company had $33,787 and $24,949 of cash, respectively.

Inventory

Inventory is valued at the lower of cost, determined by the first-in first-out method (“FIFO”), or market.  Inventory consists only of finished goods.

Intangible Asset

Intangible assets consist of rights to certain royalties of future sales of another entity.  The cost of these rights has been capitalized and is being amortized over their initial term of five years.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company assesses long-lived assets for impairment as required under ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Shipping and Handling Costs

The Company includes costs of shipping and handling billed to customers in Revenue and the related expense of shipping and handling costs in Cost of Goods Sold.

Advertising

Advertising costs are expenses as incurred except for tangible assets, such as printed advertising materials, which are expensed as consumed.  Advertising expense was $21,939 and $0 for fiscal years ended October 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and, accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Foreign Currency

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts.  The functional currency is the U.S. Dollar.  The Company accounts for foreign currency translation pursuant to ASC 830-20, Foreign Currency Transactions.  All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the period.  Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income or loss.  Recognized foreign currency transaction gains and losses are recognized in operations.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company applies the provisions of FASB’s ASC 220-10, Reporting Comprehensive Income, in which unrealized gains and losses from foreign exchange translations are reported in the consolidated statements of shareholders’ equity as comprehensive income (loss).

As of October 31, 2011, there was no comprehensive income (loss).

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

Stock-Based Compensation

The Company accounts for stock and stock options issued for services and compensation to employees under ASC 718-10.  For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used.  The Company determines the fair market value of the options issued using the Black-Scholes Pricing Model.  Under the provisions of ASC 718-10, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the financial position, operations, or cash flows for the year ended October 31, 2010.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  Management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all non-governmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years.  The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 2 – INTANGIBLE ASSET

In February 2011, the Company entered into an agreement with Alpha Global Industries Ltd. (“AGI”) for the assignment of certain AGI rights in a memorandum of understanding (hereinafter “MOU”) between AGI and French Cosmetic Center Ltd. (“FC”) as related to AGI commissions on amounts invoiced and collected by FC.

In exchange for the rights to these commissions the Company issued 2,000,000 shares of common stock valued at $200,000.  The Company is currently amortizing these rights over their initial term of five years.  During fiscal year ended October 31, 2011, the Company received $5,924 in commissions under this agreement. Amortization expense was $29,997 for the year ended October 31, 2011.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company had a note payable due to HMM Corporate Services Ltd. for $90,000 at October 31, 2010. The loan was unsecured, non-interest bearing and due on demand. In January 2011, the loan was converted into 900,000 shares of common stock at $0.10 per share.

During the year ended October 31, 2011, HMM Corporate Services Ltd. loaned the Company an additional $44,575 to help fund operations. These loans are unsecured, non-interest bearing and due on demand.

HMM Corporate Services Ltd. is the Company’s second largest stockholder owning 1,325,000 shares of Company common stock or approximately 11.93% of all outstanding shares.  The sole officer and director of this company is Giovanni Battista Martelli.

NOTE 4 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the fiscal year ended October 31, 2010, a former officer of the company agreed to convert an amount owed to them of $22,250 to contributed capital.

The Company had 2,150,000 shares of common stock and no shares of preferred stock issued and outstanding as of October 31, 2010.

In December 2010 the Company executed a private placement subscription agreement and received $100,000 for 1,000,000 shares of common stock at $0.10 per unit with a related party.  The warrants expire in sixty months and have certain restrictions and are callable by the Company under certain conditions.  Five warrants can be exercised to purchase one share of common stock at $0.50 per share.  The warrants were never issued and have been cancelled by agreement of the parties.

In January 2011, HMM Corporate Services Ltd. converted its note payable into 900,000 shares of common stock.

In February 2011, the Company issued 2,000,000 shares of common stock in exchange for an investment in French Cosmetic Centre Ltd. valued at $200,000.

In April, June and October 2011, the Company executed three private placement subscription agreements and received $200,000 for 2,000,000 shares of common stock at $0.10 per share.

In June 2011, the Company issued 2,950,000 shares for services valued at $295,000.

The Company had 11,000,000 shares of common stock and no shares of preferred stock issued and outstanding as of October 31, 2011.

AXIUS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 5 – INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $750,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$213,900	$20,740
Less: valuation allowance	(213,900)	(20,740)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$254,640	$40,740
Less: valuation allowance	(254,640)	(40,740)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $750,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in the province of Ontario.  The lease payments are $1,800 per month ending July 2012. The Company has the option, at its own discretion, to renew for one year term at market rates.

NOTE 7 – GOING CONCERN

The Company has negative working capital, has incurred losses since inception, and has received limited revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 8 – SUBSEQUENT EVENTS

In December 2011, the Company executed a private placement subscription agreement and received $25,000 for 250,000 shares of common stock at $0.10 per share.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2011 to February 2, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.