Form 10-K/A
period 2011-10-31
Axius Inc.
filed 2012-02-13
CIK 1415935

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Axius, Inc. for the annual period ended October 31, 2011, filed with the Securities and Exchange Commission on February 8, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(b)

Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Exclusive North American Distributorship Agreement dated January 4, 2011 between French Cosmetics Centre, Ltd. and Dr. Jules Nabet Cosmetics, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on November 9, 2009 as amended.
(2)	Incorporated by reference to the Annual Report on Form 10 filed on February 8, 2012.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

February 13, 2012

By:

 /s/ John Figliolini

John Figliolini

Chief Financial Officer,

Principal Accounting, Officer and Director

February 13, 2012

4