Form 10-Q
period 2012-01-31
Axius Inc.
filed 2012-03-16
CIK 1415935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X .

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,500,000 common shares as of March 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of January 31, 2012 and October 31, 2011 (unaudited);
5	Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011 and period from September 18, 2007 (Inception) to January 31, 2012 (unaudited);
6	Consolidated Statement of Stockholders’ Equity (Deficit) for period from September 18, 2007 (Inception) to January 31, 2012 (unaudited);
7	Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and 2011 and period from September 18, 2007 (Inception) to January 31, 2012 (unaudited);
8	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

As of January 31, 2012 and October 31, 2011

	January 31, 2012	October 31, 2011
ASSETS

Current Assets
Cash and equivalents	$19,443	$33,787
Inventory	46,260	45,976
Due from supplier	3,834	3,834
Prepaid expenses	12,464	3,600
Total Current Assets	82,001	87,197

Intangible Assets, net	160,003	170,003

TOTAL ASSETS	$242,004	$257,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable.	$20,422	$11,915
Notes payable – related party	44,575	44,575
Total Current Liabilities	64,997	56,490

Stockholders’ Equity
Common Stock, $.001 par value, 90,000,000 shares authorized, shares issued and outstanding as of: 1/31/12 11,500,000 shares and 10/31/11 11,000,000 shares	11,500	11,000
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	988,750	939,250
Deficit accumulated during the development stage	(823,243)	(749,540)
Total stockholders’ equity	177,007	200,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,004	$257,200

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Three Months Ended January 31, 2012 and 2011 and

Period from September 18, 2007 (Inception) to January 31, 2012

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Period from September 18, 2007 (Inception) to January 31, 2012
REVENUES	$128	$-	$32,965

COST OF GOODS SOLD	68	-	1,973

GROSS PROFIT	60	-	30,992

EXPENSES :
Selling	2,792	-	56,846
Professional fees	38,214	8,250	211,052
Consulting	-	25,000	138,120
Salaries, wages and taxes	10,171	-	32,401
Amortization	10,000	-	39,997
General and administrative	12,317	11,817	75,837
Stock-based compensation	-	-	295,000
TOTAL EXPENSES	73,494	45,067	849,253

LOSS FROM OPERATIONS	(73,434)	(45,067)	(818,261)

OTHER EXPENSES
Foreign currency transaction adjustment	269	-	4,982
TOTAL OTHER EXPENSES	269	-	4,982

LOSS BEFORE PROVISION FOR INCOME TAXES	(73,703)	(45,067)	(823,243)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(73,703)	$(45,067)	$(823,243)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,208,791	2,420,109

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

Period from September 18, 2007 (Inception) to January 31, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Inception, September 18, 2007	-	$-	$-	$-	$-

Issuance of common stock for cash	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the year ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	2,150,000	2,150	63,100	(120,368)	(55,118)

Conversion of note payable to stock	900,000	900	89,100	-	90,000

Stock issued in exchange for investment	2,000,000	2,000	198,000	-	200,000

Issuance of common stock for cash	3,000,000	3,000	297,000	-	300,000

Issuance of common stock for services	2,950,000	2,950	292,050	-	295,000

Net loss for the year ended October 31, 2011	-	-	-	(629,172)	(629,172)

Balance, October 31, 2011	11,000,000	11,000	939,250	(749,540)	200,710

Issuance of common stock for cash	500,000	500	49,500	-	50,000

Net loss for the period ended January 31, 2012	-	-	-	(73,703)	(73,703)

Balance, January 31, 2012	11,500,000	$11,500	$988,750	$(823,243)	$177,007

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended January 31, 2012 and 2011 and

Period from September 18, 2007 (Inception) to January 31, 2012

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Period From September 18, 2007 (Inception) to January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(73,703)	$(45,067)	$(823,243)
Change in non-cash working capital items:
Amortization	10,000	-	39,997
Stock based compensation	-	-	295,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(8,864)	4,500	(12,464)
(Increase) decrease in inventory	(284)	-	(46,260)
(Increase) decrease in due from supplier	-	-	(3,834)
Increase (decrease) due to officer	-	19,575	22,250
Increase (decrease) in accounts payable	8,507	-	20,422

NET CASH USED BY OPERATING ACTIVITIES	(64,344)	(20,992)	(508,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	100,000	383,000
Proceeds from note payable – related party	-	-	134,575

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	100,000	527,575

NET INCREASE (DECREASE) IN CASH	(14,344)	79,008	19,443

Cash, beginning of period	33,787	24,949	-
Cash, end of period	$19,443	$103,957	$19,443

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital	$-	$90,000	$90,000

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

On Dec 13, 2010, Axius, Inc. incorporated a wholly owned subsidiary in Delaware called Dr. Jules Nabet Cosmetics, Inc.  On January 4, 2011 this subsidiary entered into a North American Distribution agreement with French Cosmetics Centre of the UK to distribute a line of skincare products under the Dr. Jules Nabet brand.  Axius, Inc’s 100% wholly owned subsidiary, Dr. Jules Nabet Cosmetics, Inc. distributes a line of 10 skin creams developed by Dr. Jules Nabet, Dr. Jules Nabet Cosmetics owns the North American rights and worldwide internet rights to these products.  On May 9, 2011, Dr. Jules Nabet Cosmetics, Inc. opened its online business.  Its website is www.drjulesnabetskincare.com.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended October 31, 2011.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected therein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2012 and October 31, 2011, the Company had $19,443 and $33,787 of cash, respectively.

Inventory

Inventory is valued at the lower of cost, determined by the first-in first-out method (“FIFO”), or market.  Inventory consists only of finished goods.

Intangible Asset

Intangible assets consist of rights to certain royalties of future sales of another entity.  The cost of these rights has been capitalized and is being amortized over their initial term of five years.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Comprehensive Income (Loss)

The Company applies the provisions of FASB’s ASC 220-10, Reporting Comprehensive Income, in which unrealized gains and losses from foreign exchange translations are reported in the consolidated statements of shareholder’s equity as comprehensive income (loss).

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.  The reclassifications had no effect on the financial position, operations, or cash flows for the period ended January 31, 2012.

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

In exchange for the rights to these commissions the Company issued 2,000,000 shares of common stock valued at $200,000.  The Company is currently amortizing these rights over their initial term of five years.  During the first quarter ended January 31, 2012, the Company did not receive any commissions under this agreement. Amortization expense was $10,000 for the period ended January 31, 2012.

NOTE 3 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended January 31, 2012, 500,000 shares were issued at $0.10 per share in exchange for $50,000 in cash.

The Company has 11,500,000 shares of common stock and no shares of preferred stock issued and outstanding as of January 31, 2012.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in the province of Ontario.  The lease payments are $1,800 per month ending July 2012. The Company has the option, at its own discretion, to renew for one year term at market rates.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 5 – GOING CONCERN

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

NOTE 6 – SUBSEQUENT EVENTS

In February 2012, the Company’s common stock issued and outstanding was forward split to become five shares for every one without any change in par value.  In addition, the Company increased its authorized number of shares from 90,000,000 to 250,000,000.

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

In the first quarter ended January 31, 2012, the Company received $50,000 in exchange for 500,000 shares of common stock.

Management has also been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Periods Ended January 31, 2012 and 2011 and Period from September 18, 2007 (Date of Inception) until January 31, 2012

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010.  On October 26, 2010, we received $25,000 for consulting fees.  For the quarters ended January 31, 2012 and 2011, the Company received $128 and $0 in revenues for product sales.

Our Operating Expenses during the three months ended January 31, 2011 were $45,067, compared with $73,494 for the three months ended January 31, 2012.  Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to January 31, 2012 were $849,253. We, therefore, recorded a net loss of $45,067 for the three months ended January 31, 2011, compared with a net loss for the three months ended January 31, 2012 of $73,703 and a net loss of $823,243 for the period from September 18, 2007 (Date of Inception) until January 31, 2012.

Liquidity and Capital Resources

As of January 31, 2012 we had total current assets of $82,001.  We had $64,997 in current liabilities as of January 31, 2012. Thus, we had working capital equity of $17,004 as of January 31, 2012.  The current liabilities are associated with loans from HMM.  The loan from HMM are for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to January 31, 2012.   The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Operating activities used $508,132 in cash for the period from September 18, 2007 (Date of Inception) until January 31, 2012. Financing Activities generated $527,575 in cash during the period from September 18, 2007 (Date of Inception) until January 31, 2012.

As of January 31, 2012, we do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012.  This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the period ended January 31, 2012.

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

None.

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

AXIUS, INC.

Date: March 13, 2012	By:	/s/ Roland Kaufman
Name: Roland Kaufman
Title: Chief Executive Officer

Date: March 13, 2012	By:	/s/ John Figliolini
Name: John Figliolini
Title: Chief Financial Officer