Form 10-Q
period 2012-04-30
Axius Inc.
filed 2012-06-19
CIK 1415935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

Yes   X  . No      .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,500,000 common shares as of June 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of April 30, 2012 and October 31, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended April 30, 2012 and 2011 and period from September 18, 2007 (Inception) to April 30, 2012 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity for period from September 18, 2007 (Inception) to April 30, 2012 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and 2011 and period from September 18, 2007 (Inception) to April 30, 2012 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

As of April 30, 2012 and October 31, 2011

	April 30,	October 31,
	2012	2011

ASSETS

Current Assets
Cash and equivalents	$3,047	$33,787
Inventory	40,147	45,976
Due from supplier	4,164	3,834
Prepaid expenses	10,631	3,600
Total Current Assets	57,989	87,197

Intangible Assets, net	150,003	170,003

TOTAL ASSETS	$207,992	$257,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable.	$33,467	$11,915
Notes payable – related party	64,575	44,575
Total Current Liabilities	98,042	56,490

Stockholders’ Equity
Common Stock, $.001 par value, 250,000,000 shares authorized, shares issued and outstanding as of: 4/30/12 58,500,000 shares and 10/31/11 55,000,000 shares	58,500	55,000
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	961,750	895,250
Deficit accumulated during the development stage	(910,300	(749,540
Total stockholders’ equity	109,950	200,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,992	$257,200

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Three and Six Months Ended April 30, 2012 and 2011 and

Period from September 18, 2007 (Inception) to April 30, 2012

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011	Period From September 18, 2007 (Inception) to April 30, 2012

REVENUES	$1,080	$-	$1,208	$-	$34,045

COST OF GOODS SOLD	900	-	968	-	2,873

GROSS PROFIT	180	-	240	-	31,172

EXPENSES:
Selling	19,489	-	22,281	-	76,335
Professional fees	19,611	30,101	57,825	38,352	230,123
Consulting	-	32,039	-	57,039	138,120
Salaries, wages and taxes	10,403	-	20,574	-	42,804
Amortization	10,000	-	20,000	-	49,997
General and administrative	26,753	19,330	39,070	31,146	103,130
Stock-based compensation	-	-	-	-	295,000

TOTAL EXPENSES	86,256	81,470	159,750	126,537	935,509

LOSS FROM OPERATIONS	(86,076)	(81,470)	(159,510)	(126,537)	(904,337)

OTHER EXPENSES
Foreign currency transaction adjustment	981	2,994	1,250	2,994	5,963

TOTAL OTHER EXPENSES	981	2,994	1,250	2,994	5,963

LOSS BEFORE PROVISION FOR INCOME TAXES	(87,057)	(84,464)	(160,760)	(129,531)	(910,300)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(87,057)	$(84,464)	$(160,760)	$(129,531)	$(910,300)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	58,252,809	29,969,100	57,151,934	21,573,205

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

Period from September 18, 2007 (Inception) to April 30, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Inception, September 18, 2007	-	$-	$-	$-	$-

Issuance of common stock for cash	10,750,000	10,750	32,250	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	10,750,000	10,750	32,250	(4,000)	39,000)

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	10,750,000	10,750	32,250	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	10,750,000	10,750	32,250	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250)

Net loss for the year ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	10,750,000	10,750	54,500	(120,368)	(55,118)

Conversion of note payable to stock	4,500,000	4,500	85,500	-	90,000

Stock issued in exchange for investment	10,000,000	10,000	190,000	-	200,000

Issuance of common stock for cash	15,000,000	15,000	285,000	-	300,000

Issuance of common stock for services	14,750,000	14,750	280,250	-	295,000

Net loss for the year ended October 31, 2011	-	-	-	(629,172)	(629,172)

Balance, October 31, 2011	55,000,000	55,000	895,250	(749,540)	200,710

Issuance of common stock for cash	3,500,000	3,500	66,500	-	70,000

Net loss for the period ended April 30, 2012	-	-	-	(160,760)	(160,760)

Balance, April 30, 2012	58,500,000	$58,500	961,750	$(910,300)	$109.95

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONOSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended April 30, 2012 and 2011 and

Period from September 18, 2007 (Inception) to April 30, 2012

	Six Months Ended April 30, 2012	Six Months Ended April 30,2011	Period From September 18, 2007 (Inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(160,760)	$(129,531)	$(910,300)
Change in non-cash working capital items:
Amortization	20,000	-	49,997
Stock-based compensation	-	-	295,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(7,031)	28,000	(10,631)
(Increase) decrease in inventory	5,829	(44,352)	(40,147)
(Increase) decrease due from supplier	(330)	-	(4,164)
Increase (decrease) due to officer	20,000	-	64,575
Increase (decrease) in accounts payable	21,552	2,328	33,467

NET CASH USED BY OPERATING ACTIVITIES	(100,740)	(143,555)	(522,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	70,000	200,000	393,000
Proceeds from note payable – related party	-	19,575	132,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	219,575	525,250

NET INCREASE (DECREASE) IN CASH	(30,740)	76,020	3,047

Cash, beginning of period	33,787	24,949	-

Cash, end of period	$3,047	$100,969	$3,047

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion due to officer to contributed capital	$-	$290,000	$312,250

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2012 and October 31, 2011, the Company had $3,047 and $33,787 of cash, respectively.

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

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

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

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.  The reclassifications had no effect on the financial position, operations, or cash flows for the period ended April 30, 2011.

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

In exchange for the rights to these commissions the Company issued 2,000,000 shares of common stock valued at $200,000.  The Company is currently amortizing these rights over their initial term of five years.  During the period ended April 30, 2012, the Company did not receive any commissions under this agreement. Amortization expense was $20,000 for the six months ended April 30, 2012.

NOTE 3 – COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

In February 2012, the Company’s common stock issued and outstanding was forward split to become five shares for every one without any change in par value.  In addition, the Company increased its authorized number of shares from 90,000,000 to 250,000,000.

During the period ended April 30, 2012, 3,500,000 shares were issued at $0.02 per share in exchange for $70,000 in cash.

The Company has 58,500,000 shares of common stock and no shares of preferred stock issued and outstanding as of April 30, 2012.

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

In the six month period ended April 30, 2012, the Company received $70,000 in exchange for 3,500,000 shares of common stock.

Management has also been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Periods Ended April 30, 2012 and 2011 and Period from September 18, 2007 (Date of Inception) until April 30, 2012

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010.  On October 26, 2010, we received $25,000 for consulting fees.  For the six months ended April 30, 2012 and 2011, the Company received $1,208 and $0 in revenues for product sales.

Our Operating Expenses during the six months ended April 30, 2012 were $159,750, compared with $126,537 for the six month period ended April 30, 2011.  Increase in operating expenses $33,213 was a result of amortization expense of $20,000 that was not present in previous period as well as small increases to payroll and professional fees.  Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to April 30, 2012 were $935,509. We, therefore, recorded a net loss of $129,531 for the six months ended April 30, 2011, compared with a net loss for the six months ended April 30, 2012 of $160,760 and a net loss of $910,300 for the period from September 18, 2007 (Date of Inception) until April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2012 we had total current assets of $57,989.  We had $98,042 in current liabilities as of April 30, 2012. Thus, we had negative working capital of $40,053 as of April 30, 2012.  The current liabilities are associated with loans from HMM.  The loan from HMM are for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to April 30, 2012.   The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Operating activities used $100,740 for the six months ended April 30, 2012 as compared to $143,555 for the six months ended April 30, 2011.  Decrease in cash used in operating activities of $42,815 was a result of increases in accounts payable and amounts due to officer.  Operating activities used $522,203 in cash for the period from September 18, 2007 (Date of Inception) until April 30, 2012. Financing Activities generated $525,250 in cash during the period from September 18, 2007 (Date of Inception) until April 30, 2012.

As of April 30, 2012, we do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012.  This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the period ended April 30, 2012.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Roland Kaufmann, President and a principle stockholder of AXIUS (the “Company”) was arrested by FBI agents in March 2012 pursuant to a United States Government “Complaint and Affidavit In Support of Arrest Warrants” alleging his involvement in a scheme to bribe nonexistent fictitious “stockbrokers” (actually the United States Government through its undercover FBI agent) in order to sell shares of the Company’s common stock during the first quarter of 2012.

Mr. Kaufmann, having posted court mandated bail, intends to vigorously defend himself in this matter and in order to do so is temporarily resigning from his positions with the Company effective June 19, 2012.

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

AXIUS, INC.

Date: June 18, 2012	By:	/s/ Roland Kaufman
	Name:	Roland Kaufman
	Title:	Chief Executive Officer

Date: June 18, 2012	By:	/s/ John Figliolini
	Name:	John Figliolini
	Title:	Chief Financial Officer