Form 10-Q/A
period 2012-04-30
Axius Inc.
filed 2012-06-20
CIK 1415935

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Axius, Inc. (the “Company”) on Form 10-Q for the quarterly period ended April 30, 2012, filed with the Securities and Exchange Commission on June 19, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*Filed with original Form 10-Q on June 19, 2012.

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

AXIUS, INC.

Date June 20, 2012	By:	/s/ John Figliolini
Name John Figliolini
Title Chief Financial Officer

4