Form 10-Q
period 2012-07-31
Axius Inc.
filed 2012-09-19
CIK 1415935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

. Large accelerated filer	. Accelerated filer
X . Smaller reporting company	. Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  . No      .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,500,000 common shares as of September 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our financial statements included in this Form 10-Q are as follows:	Page
Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011 (unaudited);	4
Consolidated Statements of Operations for the three and nine months ended July 31, 2012 and 2011 and period from September 18, 2007 (Inception) to July 31, 2012 (unaudited);	5
Consolidated Statement of Stockholders’ Equity for period from September 18, 2007 (Inception) to July 31, 2012 (unaudited);	6
Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and 2011 and period from September 18, 2007 (Inception) to July 31, 2012 (unaudited);	7
Notes to Consolidated Financial Statements;	8

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

As of July 31, 2012 and October 31, 2011

	July 31,	October 31,
	2012	2011
ASSETS

Current Assets
Cash and equivalents	$10,184	$33,787
Inventory	31,761	45,976
Due from supplier	4,164	3,834
Prepaid expenses	8,617	3,600
Total Current Assets	54,726	87,197

Intangible Assets, net	140,003	170,003

TOTAL ASSETS	$194,729	$257,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable.	$28,545	$11,915
Notes payable – related party	103,284	44,575
Total Current Liabilities	131,829	56,490

Stockholders’ Equity
Common Stock, $.001 par value, 250,000,000 shares authorized, shares issued and outstanding as of: 7/31/12 58,500,000 shares and 10/31/11 55,000,000 shares	58,500	55,000
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	961,750	895,250
Deficit accumulated during the development stage	(957,350)	(749,540)
Total stockholders’ equity	62,900	200,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,729	$257,200

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Three and Nine Months Ended July 31, 2012 and 2011 and

Period from September 18, 2007 (Inception) to July 31, 2012

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011	Period From September 18, 2007 (Inception) to July 31, 2012

REVENUES	$1,931	$611	$3,139	$611	$35,976

COST OF GOODS SOLD	386	1,006	1,354	1,006	3,259

GROSS PROFIT	1,545	(395)	1,785	(395)	32,717

EXPENSES:
Selling	9,775	7,489	32,056	8,489	86,110
Professional fees	2,138	11,604	59,963	26,794	232,261
Consulting	-	315,817	-	396,018	138,120
Salaries, wages and taxes	8,092	2,844	28,666	2,844	50,896
Amortization	10,000	-	30,000	-	59,997
General and administrative	18,433	37,842	57,503	67,988	121,563
Stock-based compensation	-	-	-	-	295,000

TOTAL EXPENSES	48,438	375,596	208,188	502,133	983,947

LOSS FROM OPERATIONS	(46,893)	(375,991)	(206,403)	(502,528)	(951,230)

OTHER EXPENSES
Foreign currency transaction adjustment	157	371	1,407	3,365	6,120

TOTAL OTHER EXPENSES	157	371	1,407	3,365	6,120

LOSS BEFORE PROVISION FOR INCOME TAXES	(47,050)	(376,362)	(207,810)	(505,893)	(957,350)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(47,050)	$(376,362)	$(207,810)	$(505,893)	$(957,350)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	58,500,000	43,385,625	57,606,227	28,923,910

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

Period from September 18, 2007 (Inception) to July 31, 2012

				Deficit accumulated during the development
			Additional
	Common stock		paid-in
	Shares	Amount	capital	stage	Total
Inception, September 18, 2007	-	$-	$-	$-	$-

Issuance of common stock for cash	10,750,000	10,750	32,250	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	10,750,000	10,750	32,250	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	10,750,000	10,750	32,250	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	10,750,000	10,750	32,250	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	22,250	-	22,250

Net loss for the year ended October 31, 2010	-	-	-	(61,368)	(61,368)

Balance, October 31, 2010	10,750,000	10,750	54,500	(120,368)	(55,118)

Conversion of note payable to stock	4,500,000	4,500	85,500	-	90,000

Stock issued in exchange for investment	10,000,000	10,000	190,000	-	200,000

Issuance of common stock for cash	15,000,000	15,000	285,000	-	300,000

Issuance of common stock for services	14,750,000	14,750	280,250	-	295,000

Net loss for the year ended October 31, 2011	-	-	-	(629,172)	(629,172)

Balance, October 31, 2011	55,000,000	55,000	895,250	(749,540)	200,710

Issuance of common stock for cash	3,500,000	3,500	66,500	-	70,000

Net loss for the period ended July 31, 2012	-	-	-	(207,810	(207,810

Balance, July 31, 2012	58,500,000	$58,500	$961,750	$(957,350)	$63

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended July 31, 2012 and 2011 and

Period from September 18, 2007 (Inception) to July 31, 2012

	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011	Period From September 18, 2007 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(207,810)	$(505,893)	$(957,350)
Change in non-cash working capital items:
Amortization	30,000	-	59,997
Stock-based compensation	-	-	295,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and amounts due from supplier	(5,017)	30,770	(8,617)
(Increase) decrease in inventory	14,215	(46,632)	(31,761)
(Increase) decrease due from supplier	(330)	-	(4,164)
Increase (decrease) due to officer	58,709	-	103,284
Increase (decrease) in accounts payable	16,630	17,985	28,545

NET CASH USED BY OPERATING ACTIVITIES	(93,603)	(503,770)	(515,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	70,000	565,350	393,000
Proceeds from note payable – related party	-	19,575	132,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	584,925	525,250

NET INCREASE (DECREASE) IN CASH	(23,603)	81,155	10,184

Cash, beginning of period	33,787	24,949	-

Cash, end of period	$10,184	$106,104	$10,184

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion due to officer to contributed capital	$-	$290,000	$312,250

See accompanying notes to consolidated financial statements.

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

Cash and Cash Equivalents

Axius considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2012 and October 31, 2011, the Company had no cash equivalents.

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

July 31, 2012

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

AXIUS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2012

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.  The reclassifications had no effect on the financial position, operations, or cash flows for the period ended July 31, 2011.

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

In exchange for the rights to these commissions the Company issued 2,000,000 shares of common stock valued at $200,000.  The Company is currently amortizing these rights over their initial term of five years.  During the period ended April 30, 2012, the Company did not receive any commissions under this agreement. Amortization expense was $30,000 for the nine months ended July 31, 2012.

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

During the period ended July 31, 2012, 3,500,000 shares were issued at $0.02 per share in exchange for $70,000 in cash.

The Company has 58,500,000 shares of common stock and no shares of preferred stock issued and outstanding as of July 31, 2012.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in the province of Ontario.  The lease payments are $1,800 per month ending July 2012. The Company renewed for additional one year term.

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

In the nine month period ended July 31, 2012, the Company received $70,000 in exchange for 3,500,000 shares of common stock.

Management has also been actively looking for other business opportunities, in addition to exploring for capital.

Results of Operations for the Three Month Periods Ended July 31, 2012 and 2011.

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010.  On October 26, 2010, we received $25,000 for consulting fees.  For the three months ended July 31, 2012 and 2011, the Company received $1,931 and $611 in revenues for product sales.

Our Operating Expenses during the three months ended July 31, 2012 were $48,438, compared with $375,596 for the three month period ended July 31, 2011.  Decrease in operating expenses of $327,158 was a result of consulting fees incurred in prior period of $315,817, which included $305,000 charge for stock-based compensation, that were not present in current period and decrease in general and administrative expenses of $19,409 from $37,842 for the three months ended July 31, 2011 to $18,433 for the three months ended July 31, 2012.  These charges were offset by current period charge in amortization expense of $10,000 and increases to selling, payroll and professional fees.  We, therefore, recorded a net loss of $376,362 for the three months ended July 31, 2011, compared with a net loss for the three months ended July 31, 2012 of $47,050.

Results of Operations for the Nine Month Periods Ended July 31, 2012 and 2011 and Period from September 18, 2007 (Date of Inception) until July 31, 2012

We generated no revenue for the period from September 18, 2007 (Date of Inception) until October 25, 2010.  On October 26, 2010, we received $25,000 for consulting fees.  For the nine months ended July 31, 2012 and 2011, the Company received $3,139 and $611 in revenues for product sales.

Our Operating Expenses during the nine months ended July 31, 2012 were $208,188, compared with $502,133 for the nine month period ended July 31, 2011.  Decrease in operating expenses of $293,945 was a result of consulting fees incurred in prior period of $396,018, which included $305,000 charge for stock-based compensation, that were not present in current period.  This charge was offset by current period charge in amortization expense of $30,000 and increases to selling, payroll and professional fees.  Our Operating Expenses for the period from September 18, 2007 (Date of Inception) to July 31, 2012 were $983,947. We, therefore, recorded a net loss of $505,893 for the nine months ended July 31, 2011, compared with a net loss for the nine months ended July 31, 2012 of $207,810 and a net loss of $957,350 for the period from September 18, 2007 (Date of Inception) until July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2012 we had total current assets of $54,726.  We had $131,829 in current liabilities as of July 31, 2012. Thus, we had negative working capital of $77,103 as of July 31, 2012.  The current liabilities are associated with loans from HMM.  The loan from HMM are for amounts advanced to pay for professional services provided by our outside independent auditors, accountant and attorneys for services rendered for periods ending on and prior to July 31, 2012.   The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Operating activities used $93,603 for the nine months ended July 31, 2012 as compared to $503,770 for the nine months ended July 31, 2011.  Decrease in cash used in operating activities of $410,167 was a result of decreases in net loss, inventory, and accounts payable.  Operating activities used $515,066 in cash for the period from September 18, 2007 (Date of Inception) until July 31, 2012. Financing Activities generated $525,250 in cash during the period from September 18, 2007 (Date of Inception) until July 31, 2012.

As of July 31, 2012, we do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

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

Item 4.

Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012.  This evaluation was carried out under the supervision and with the participation of our new officers of the Company , Roland Kaufman, President, Chief Executive Officer, Principal Executive Officer and Director and John Figliolini, Secretary/Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the period ended July 31, 2012.

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

AXIUS, INC.

Date: September 14, 2012	By:	/s/ Roland Kaufman
Name: Roland Kaufman
Title: Chief Executive Officer

Date: September 14, 2012	By:	/s/ John Figliolini
Name: John Figliolini
Title: Chief Financial Officer